Form 10-K405
period 2000-12-30
SIMONDS HOLDINGS CO INC
filed 2001-03-30
CIK 1072376

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to ________________

                        Commission file number 333-62759

                             SIMONDS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        05-0484518
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         135 Intervale Road, Fitchburg, MA                   01420
(Address of registrant's principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (978) 343-3731

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Aggregate market value of the voting and non-voting common equity held by non-affiliates area of the registrant: 0

Number of shares outstanding of the registrant's voting and non-voting common stock, as of March 15, 2001: 68,435.10 and 8,968.01, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                     PART I
              (All dollars are in thousands unless otherwise noted)

ITEM 1.  BUSINESS.

GENERAL

         Simonds Industries Inc. and its subsidiaries ("Simonds" or the "Company") is a leading global manufacturer and marketer of high quality industrial cutting tools. With facilities in North America and Europe, the Company sells its products into three end user markets: metal (51% of 2000 net sales), wood (41%), and paper (8%). Management believes the Company holds a number one, two or three share position in each of the markets it serves. See
Note 10 to the Consolidated Financial Statements included in Item 8 for financial information with respect to the Company's industry end user markets and foreign and domestic operations and export sales.

         The Company manufactures saw blades, files, knives and steel rule that, when mounted on industrial machinery, cut, shape, bend and perforate metal, wood and paper. In addition, the Company manufactures and distributes machinery, including a complete line of filing room equipment used primarily in saw mills. The Company's more than 25,000 products are used in a wide variety of industrial applications. The products are consumable and require replacement many times per year. More than 85% of the Company's net sales are derived from sales of replacement products for use in the aftermarket.

PRODUCTS AND MARKET

         Simonds produces an array of world-class industrial cutting tools for a wide variety of end user markets.

         METAL CUTTING PRODUCTS

         The Company's metal cutting products primarily include metal band saw blades and files for use in industrial/commercial applications. In addition, the Company manufactures and markets other products for similar applications.

         BAND SAW BLADES. Management believes that Simonds is the second largest manufacturer of metal band saw blades both globally and in North America. Management believes the Company markets the world's most technologically advanced and complete metal band saw blade product line with three broad varieties distributed for portable and stationary band saws. The three varieties include bi-metal, carbide tip and carbon blades sold under brand names including Extra Heavy Set(R) (EHS), EPIC(R), Si-Clone(R), Bundle Band(R), Si-Namic(R), Copperhead Port-A-Band, and XL. These products are used on a variety of OEM vertical and horizontal machines that are generally used in cut-off, profile/contour and friction cutting applications. In cut-off applications, the Company's products cut steel and non-ferrous bars from long to shorter lengths that are ultimately used in finished steel products. This type of cutting is most often found in steel mills, steel warehouses and manufacturing plants. Profile/contour cutting involves the Company's narrower width blades, usually one-half inch or less, which are used to saw arcs or curves in a wide variety of materials ranging from sheet metal to tool steel, plastics and wood. Friction cutting is a method of removing seams and other size overages created by metal casting using a silicon carbon steel bandsaw blade, running at extremely high speeds.

         The Company's metal band products have a large number of industrial applications. The largest consumers of these products include the automotive, construction, home appliance and aerospace industries. Other important end user markets, particularly in the United States, include specialty manufacturers, maintenance shops, tool and die shops, machine shops, metal fabricators, aluminum foundries and steel service centers. Purchasing criteria vary by end user market but generally center around performance, durability and speed, resulting in effective cost per cut. Management believes the Company provides the highest quality products resulting in the most effective cost per cut.

         FILE PRODUCTS. Management believes that Simonds is the second largest manufacturer of industrial file products in North America and the third largest worldwide. The Company's files are precision hand tools made from forged, hardened steel, and are generally used to debur and shape metals and wood. These files are also used to sharpen many types of cutting blades. In general, the Company sells its file products under various brand names, including Red Tang(R), Black Maxi-Sharp(R), Ralston and SI. The Company believes the Simonds name itself is widely recognized by industrial/commercial users as a leader in the manufacture of high quality files.

         The Company's files are sold into two primary end user markets: industrial and consumer. Industrial end users include machinists, millwrights, welders, gunsmiths, plumbers, electricians, tool and die makers, watchmakers, automobile body repair and manufacturing as well as many non-ferrous end user applications such as filing copper, brass and aluminum. The consumer end user market, a growing area for the Company, primarily consists of do-it-yourself users. The Company manufactures a rapidly expanding line of files that are sold to retail chains and specialty suppliers under private label brand names. In addition, there are several niche commercial markets, such as the farrier and formica markets, that are also important to the Company. Purchasing criteria vary by end user market but generally center around product availability, design, performance, durability, and price.

         WOOD CUTTING PRODUCTS

         The Company believes it is the North American leader in the manufacture of wood cutting products. The Company offers a broad array of wood cutting tools, including bandsaw blades, wood cutting knives, bits and shanks for inserted tooth saws, large diameter circular saws, small diameter carbide circular saws, and holesaws. The Company's products are generally used to cut and shape logs into dimensional lumber and chip lumber for the pulp and paper industry. In addition, the Company manufactures and sells a complete line of filing room equipment used primarily in sawmills.

         The Company markets its cutting and sawing tools and associated products to the primary wood industry, including saw mills, pulp mills, wood pallet producers and plywood, wafer board, and particle board plants. Purchasing criteria vary by end user market but generally center around performance, durability, and effective cost per cut.

         PAPER PRODUCTS

         The Company is a leading producer of precision steel rules used primarily in the die making and packaging industries. Manufactured from hardened and beveled steel, rule products are used to fold, cut and perforate paper, cardboard and other packaging materials in addition to stamping and bending various types and grades of sheet metal. The Company's paper products include flat and perforated steel rule. Rule products purchasing criteria vary by end user but generally center around performance, durability and cost.

MARKETING, SALES AND DISTRIBUTION

         The Company's products are marketed and sold worldwide through an extensive distributor base serviced by its subsidiaries located in the United States, Canada, Germany, Spain and the United Kingdom. More than 85% of the Company's sales are through its extensive independent distributor base. The Company also employs direct end user shipments and agent channels as dictated by private label programs, specific geographic markets, industry practice and competition. The Company employs separate independent distributors for its metal, wood and paper products in North America and internationally. The Company's marketing and sales functions are divided geographically between North America and the rest of the world.

         The Company's distribution effort is comprised of three major components: (i) independent distributors, (ii) the Company's field sales force, and (iii) the Company's customer service representatives.

         The Company's sales and distribution network encompasses approximately 3,800 metal products, 1,300 wood products and 200 paper products distributors in North America and 1,300 metal products, 150 wood products and 200 paper products distributors internationally. These distributors include mill supply houses, saw shops, catalog houses, OEMs, welding suppliers and other manufacturers. The Company offers extensive training, service, and technical support to its distributors.

         The Company's independent distributors are supported by 34 metal product and 33 wood product representatives in North America and 8 metal product representatives internationally. The Company's field sales professionals provide technical service, in-house formal training and on-going field training to both distributors and end users.

         The Company's 25 customer service representatives in North America and eight internationally are a critical element of the Company's distribution network and service leadership. By responding to and processing many orders from different points and providing tailored, real-time service, this group provides a user-friendly interface with the network of distributors and end users. Each distributor and field sales professional is assigned a customer service representative who is trained in service techniques and product knowledge.

         Steel rule products are marketed through the direct sales force of the Company's subsidiary, W. Notting Limited ("Notting") and independent specialized distributors. In addition to this effort, the Company maintains a team of customer service representatives to market the rule products to smaller accounts.

         The Company distributes private label products directly to retailers and industrial products marketers through a dedicated private label sales manager, supported by the Company's customer service organization.

         The Company distributes certain industrial products through its wholly owned subsidiary, Strongridge Limited ("Strongridge"), located in Brampton, Ontario, Canada. Since its acquisition in 1996, Strongridge has been operating as a separate division with a separate identity in the industrial market place. The primary focus of Strongridge has been to sell metal products to the small and mid-size industrial and contractor distributors. Weld centers and warehouse locations in Ontario, Canada, Texas, Ohio, California, North Carolina and Georgia provide local service support to these distributors.

RAW MATERIALS

         The primary raw material for the Company's products is specialty steel. The Company does not believe it is substantially dependent on any single supplier. However, Theis Precision Steel Corporation provides approximately 50% of the Company's domestic metal bandsaw steels. The Company's agreements with its suppliers generally are for a period of one year, with prices, in some instances, subject to adjustment.

         In order to take advantage of volume price discounts, the Company pursues a "primary" sourcing strategy through which most of the Company's strip steel is purchased. Designated "primary" sources of steel inventory are supported by identified secondary sources of raw materials. A centralized procurement function has been established and the facilities are responsible for the execution of the procurement strategies. A purchasing manager at each facility oversees these purchases.

EMPLOYEES

         At December 30, 2000 the Company had 867 full-time employees. Of such employees, 699 were located in the United States, 43 were located in Canada, 93 were located in Germany, 10 were located in Spain and 22 were located in the United Kingdom. The Company considers its relations with these employees to be good.

         The Fitchburg and Newcomerstown facilities employ members of the United Steel Workers of America ("USWA") Union. Their contracts with the USWA expire on April 27, 2003 and April 1,2001, respectively. The Company considers its relations with the unions to be good.

COMPETITION

         The cutting tool market is highly fragmented with numerous participants. The Company is a leader in the global cutting tools market and is consistently among the top three competitors in metal cutting saw blade, file, wood cutting product and rule product market. Competition is principally on the basis of price, service, delivery, quality and technical expertise. The Company's competitors vary in each of the market sectors it serves. There is no one company that competes with the Company in all three of the market sectors served by the Company and there is no one company which is dominant in any of such market sectors. The Company believes that its reputation over its long history for quality products, extensive sales and service network and its in-depth product knowledge provide it with a competitive advantage in all of the market sectors it services.

ENVIRONMENTAL MATTERS

         As with most industrial companies, the Company's facilities and operations are required to comply with and are subject to a wide variety of federal, state, local and foreign environment and worker health and safety laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). Certain of these Environmental Laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such liabilities or claims.

         In 1992, the Company's property in Ashburnham, Massachusetts, was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners. The remediation project has been substantially completed, and the costs have been covered by the indemnity escrow. There remain only monitoring and some minor repaving to be done in the Spring of 2001. All remaining costs are covered by the final indemnity escrow distribution.

         A release of No. 2 fuel oil into the Nashua River at the Fitchburg, Massachusetts facility was reported to the Massachusetts Department of Environmental Protection in December of 2000. Remediation is underway and will take approximately three years. Management recorded an estimate of the clean up costs in the accompanying balance sheet and statement of operations.

         The state of Ohio has not yet issued its certification with respect to the final clean up of the Newcomerstown site conducted and paid for by a prior owner. The prior owner has agreed to indemnify the Company for any post-closure care expenses at the Newcomerstown site. The Company, however, will be connecting about two dozen residences to the town's public water supply as part of the clean up, at the Company's expense.

ITEM 2.  PROPERTIES.

         The following table provides information on the Company's facilities and the products produced at these locations.

                                   PRODUCT                                       OWNED/        SIZE
       LOCATION                    GROUP         PRODUCT TYPES                   LEASED        (SQ. FT)
       --------------------------- ------------- ------------------------------- ------------- -----------
       FITCHBURG, MA               Metal         o Weld Edged Bandsaw  Blades    Owned         401,000
                                                 o Carbide Tipped Bandsaw
                                                   Blades
                                                 o Carbon Bandsaw Blades
                                                 o Power Tool Accessories

                                   Wood          o Bits & Shanks
                                                 o Red Streak(R) Bandsaw Blade
                                                 o Holesaws

                                   Paper         o Perforating
                                                 o Flat

       BIG RAPIDS, MI              Wood          o Circular Saws                 Owned         127,500
                                                 o Knives
                                                 o Inserted Tooth Saws

       NEWCOMERSTOWN, OH           Metal         o Files                         Owned         208,000

       SPRINGFIELD, OR             Wood          o Wide Bandsaw Blades           Leased        11,000

       SPRINGFIELD, OR             Wood          o Wide Bandsaw Blades           Owned         28,400

       PORTLAND,  OR               Wood          o Filing Room Equipment         Owned         40,000

       SANTA FE SPRINGS, CA        Metal         o Carbon Bandsaw Blades         Leased        6,800
                                                 o Bi-Metal Bandsaw Blades
                                                 o Carbide Tip Bandsaw Blades

       FARMERS BRANCH, TX          Metal         o Carbon Bandsaw Blades         Leased        11,075
                                                 o Bi-Metal Bandsaw Blades
                                                 o Carbide Tip Bandsaw Blades

       CORONA, CA                  Paper         o Perforating Rule              Leased        42,100
                                                 o Die Rule

       TOTTENHAM, UK               Paper         o Facility for sale             Owned         30,000

       SHEFFIELD, UK               Metal         o Carbon Bandsaw Blades         Leased        10,000
                                                 o Bi-Metal Bandsaw Blades
                                                 o Carbide Tip Bandsaw Blades
                                                 o Files

       BARCELONA, SPAIN            Paper         o Rule                          Leased        4,040

       SPANGENBERG, GERMANY        Metal         o Carbon Bandsaw Blades         Owned         57,000
                                                 o Bi-Metal Bandsaw Blades
                                                 o Hacksaw Blades

       BRAMPTON, ONTARIO           Metal         o Carbon Bandsaw Blades         Leased        11,890
                                                 o Bi-Metal Bandsaw Blades
                                                 o Portable Tools

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is party to a lawsuit that was litigated in China involving a Chinese joint venture established by the Company's predecessor. Management believes the lawsuit to be without merit. In addition, the Company is a party to other lawsuits arising in the normal course of business. In the opinion of management, the final resolutions of these lawsuits are not expected to materially affect the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock. The Company's voting common stock is held by approximately 40 holders and its non-voting common stock is held by approximately 2 holders.

         The Company has not paid any dividends on its capital stock since its inception. The Company currently intends to retain future earnings, if any, for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future. The Company's debt agreements restrict the ability of the Company and certain of its subsidiaries to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated operating and balance sheet data for and as of the years ended December 28, 1996, December 27, 1997, January 2, 1999, January 1, 2000, and December 30, 2000 are derived from the Company's audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto (see Item 8. Financial Statements and Supplementary Data) and the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                   (In Thousands)

                                                            Fiscal        Fiscal        Fiscal        Fiscal       Fiscal
                                                             Year          Year          Year          Year         Year
                                                             1996          1997          1998          1999         2000
                                                         -----------  -------------  -----------   -----------  -----------
Operating Data:
      Net Sales                                             $98,661       $114,182     $126,927      $128,125     $126,544
      Cost of Goods Sold                                     69,828         78,798       87,381        89,021       89,827
                                                         -----------  -------------  -----------   -----------  -----------
                 Gross Profit                                28,833         35,384       39,546        39,104       36,717
      Selling, General and Administrative Expense            17,135         21,149       24,230        25,753       25,178
      Special compensation expense                                -              -        4,541             -            -
                                                         -----------  -------------  -----------   -----------  -----------
                 Operating Income                            11,698         14,235       10,775        13,351       11,539
      Interest Expense                                        4,399          4,963        7,900        10,948       10,834
      Other expense (income) net                                245            520          554          (249)       1,167
                                                         -----------  -------------  -----------   -----------  -----------
                 Income (Loss) Before Income Taxes            7,054          8,752        2,321         2,652         (462)
      Income Taxes                                            3,071          3,751          955         1,218          623
                                                         -----------  -------------  -----------   -----------  -----------
                 Income (loss) before
                 extraordinary item                           3,983          5,001        1,366         1,434       (1,085)
      Extraordinary item-Write-off of deferred
      financing cost related to refinanced
      indebtedness, net of tax benefit of
      $374 and $61                                                -              -         (529)            -         (136)
                                                         -----------  -------------  -----------   -----------  -----------
                 Net Income (Loss)                           $3,983         $5,001         $837        $1,434      ($1,221)
                                                         ===========  =============  ===========   ===========  ===========

Other Data:
      EBITDA from operations (1)                            $14,026        $17,299      $19,187       $17,715      $16,152
      Depreciation and amortization                           2,712          3,459        5,176         4,879        5,320
      Capital expenditures                                    3,638          3,708        4,348         4,364        4,085
      Ratio of earnings to fixed charges (2)                   2.5x           2.7x         1.3x          1.2x         1.0x

Balance Sheet Data:
      Working Capital                                       $22,209        $21,651      $35,796       $35,282      $31,491
      Total Assets                                           82,620         95,343      118,239       118,287      115,454
      Total Debt                                             46,175         51,692      104,010       102,858      102,830
      Shareholders' equity (deficit)                         17,198         21,615      (12,680)      (12,245)     (15,333)

(1) EBITDA is defined as operating income plus depreciation, amortization (other than amortization of debt discount and deferred financing costs) and special compensation expense. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

(2) For purposes of calculating this ratio, "income" consists of income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense and the estimated interest portion of rental payments on operating leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the selected financial information, all appearing elsewhere herein.

GENERAL

         In July 1998, Simonds and its subsidiaries issued $100 million of 10-1/4% Senior Subordinated Notes due 2008 (the "Notes"). Proceeds from the Notes were primarily used for the repayment of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants. The Company concurrently entered into a Senior Credit Facility with First Union ("Old Credit Facility") with a commercial lender that provided $30 million availability. Borrowings under the Old Credit Facility were available for permitted acquisitions and working capital, including letters of credit. The Old Credit Facility was secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries. All of the foregoing transactions are herein referred to collectively as the "Recapitalization." For additional information with respect to this Recapitalization, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions. The Old Credit Facility was replaced with a New Senior Credit Facility as defined in the Liquidity and Capital Resources section herein
on December 29, 2000.             -------------------------------

         Simonds has been in continuous operation selling cutting tools for over 167 years. Since 1996, the Company has completed four acquisitions, including the bit and shank product line of Pacific Hoe Company in January 1997, Armstrong Manufacturing Company ("Armstrong") in August 1997, Notting in May, 1998, and the holesaw product line of Andersen Products Inc. in October 1999. The Company's results of operations for the periods 1997 through 2000 reflect the impact of all of the above mentioned acquisitions. In particular, the Company benefited from five months of operations of Armstrong in 1997 and full years thereafter, eight months of Notting operations in 1998 and full years thereafter, and two months of Andersen Products in 1999 and a full year in 2000.

         On May 26, 2000 the Company purchased certain assets, mainly inventory and equipment, for $483 from Bluebonnet Tool Company, Inc. The Purchase price in excess of fair value of assets acquired of $193 is being amortized on a straight-line basis over 40 years. The results of operations of Bluebonnet subsequent to the date of acquisition are reflected in the accompanying financial statements for the year 2000.

         On August 31, 2000 the Company purchased 100% of the outstanding stock of Cirtec Inc. ("Cirtec") for $425 in cash. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair value of the underlying assets and liabilities. The purchase price in excess of fair value of net assets acquired of $337 is being amortized on a straight-line basis over 40 years. The results of operations of Cirtec subsequent to the date of acquisition are reflected in the accompanying financial statements for the year 2000.

         On August 31, 2000 the Company sold certain assets, mainly inventory and equipment, relating to its Rotary Rule business for $1,085 in cash to National Steel Rule Company ("Buyer"). The selling price in excess of book value of $785 was recorded as a gain. As part of the sale, the Company entered into an agreement not to compete with the Buyer in the Rotary Rule business.

During the third quarter 2000 the Company sold and disposed of machinery with a book value of $605 in its Fitchburg facility. The excess of book value and removal costs over selling price of $648 was recorded as a loss.

RESULTS OF OPERATIONS

                                                                          Percentage of Net Sales
                                                                ---------------------------------------------
                                                                             Year Ended December
                                                                ---------------------------------------------
                                                                     1998            1999             2000
                                                                ------------    ------------     ------------
Net sales                                                             100.0 %         100.0 %          100.0 %
Cost of goods sold                                                     68.8            69.5             71.0
                                                                ------------    ------------     ------------

           Gross profit                                                31.2            30.5             29.0
Selling, general and administrative expense                            22.7            20.1             19.9
                                                                ------------    ------------     ------------

           Operating income                                             8.5            10.4              9.1

Interest expense                                                        6.2             8.5              8.6
Other expense (income), net                                             0.4            (0.2)             0.9
                                                                ------------    ------------     ------------
           Income (loss) before income taxes                            1.9             2.1             (0.4)

Income taxes                                                            0.8             1.0              0.5
                                                                ------------    ------------     ------------

           Income (loss) before extraordinary item                      1.1             1.1             (0.9)
Extraordinary item-
    Write-off of deferred financing cost related to refinanced
         indebtedness, net of tax benefit of $374 and $61              (0.4)              -             (0.1)
                                                                ------------    ------------     ------------

           Net Income (Loss)                                            0.7 %           1.1 %           (1.0) %
                                                                ============    ============     ============

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000

         NET SALES: Net Sales for the year ended December 30, 2000 were $126,544, or a 1.3% decrease from fiscal 1999 net sales of $128,125. Acquisitions net of divestitures provided approximately $1,752 or 1.4% revenue increase in 2000. This includes the additional sales provided by a full year of sales relating to the acquisition of Andersen Holesaw assets, seven months of sales relating to an acquisition from Bluebonnet Tools, and the purchase of Cirtec Inc. on August 31, 2000. However, currency fluctuations negatively impacted revenue by $3,111 as the U.S. dollar strengthened against the British pound and the German mark.

         GROSS PROFIT MARGIN: The cost of sales increased by $806 primarily as a result of the Company recording a $988 reorganization reserve charge affecting cost of sales for the closure of its Notting Rule operations in the United Kingdom. Gross profit margin for the year dropped 1.5% from 30.5% to 29.0% in 2000. Of this approximately 0.8% is due to reorganization and the balance is the result of improved margins by our core Domestic and Canadian operations offset by lower margins in or German facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses ("SG&A") as a percent of net sales were 19.9% in 2000 and 20.1% in 1999. All components of SG&A were lower than the previous year reflecting efforts to keep expenses in line with sales volume. Additionally, 2000 expenses were unfavorably impacted by $302 reorganization expenses relating to our Notting U.K. operations that were offset by an exchange rate impact of approximately $386 relating to the strengthening of the U.S. dollar against the British pound and the German mark.

         OPERATING INCOME: As a result of the foregoing, operating income decreased $1,812 from the prior year.

         INTEREST EXPENSE, NET : Net interest expense was lower in 2000 as a result of higher interest earned on overnight investments during the course of the year. The Company invests its idle cash during the course of the year as it accumulates reserves for its semi-annual interest payments on its senior subordinated notes.

         INCOME TAXES: The Company recorded income tax expense in 2000 of $623 despite a loss before taxes of ($462) for an effective tax rate of (134.8%) as opposed to 45.9% in 1999. The effective tax rates differed from the statutory U.S. rate in both 2000 and 1999 due to non-deductible amortization of goodwill, state tax provisions, and higher foreign income taxes on foreign source income. In 2000 the effective tax rates also differed from the statutory U.S. rate as a result of foreign losses not benefited. (See Note 7 to the Consolidated Financial Statements included in Item 8)

         EXTRAORDINARY Item: As part of the refinancing of the Company's credit line, deferred financing costs of $197 were written off with the related tax benefit of $61, which resulted in an extraordinary loss of $136.

         NET INCOME: As a result of the aforementioned factors, net income decreased $2,655 from $1,434 in 1999 to ($1,221) in 2000.


YEAR ENDED JANUARY 1, 2000 COMPARED TO YEAR ENDED JANUARY 2, 1999

         NET SALES: Net sales for the year ended January 1, 2000 were $128,125, or a 1.0% increase from fiscal 1998 net sales of $126,927. An increase in net sales of $3,678 was attributable to the inclusion of Notting net sales for the full year of 1999 versus 8 months of 1998. This was offset by lower sales volume of core products in the North American and European markets. Overall sales in 1999 were negatively impacted by deterioration in the value of the British pound and the German mark when compared to 1998 by approximately $400 and $600, respectively.

         GROSS PROFIT Margin: The cost of sales increased by $1,640 as a result of higher sales volume. Gross profit margin dropped 0.7% to 30.5% in 1999 primarily as a result of unfavorable manufacturing variances resulting from lower productions levels in reaction to decreased demand and inventory reductions in excess of plan.

         SELLING, GENERAL AND ADMINISTRATIVE Expenses: Selling, general and administrative expenses as a percent of net sales were 20.1% in 1999 and 22.7% for 1998. The lower level of expenses in 1999 as compared to 1998 was primarily due to a one-time compensation charge in July 1998 of $4,541 from the repurchase of options relating to the Recapitalization. This was partly offset by a full year's expenses of Notting in 1999 versus 8 months in 1998.

         OPERATING INCOME: As a result of the foregoing, operating income increased $2,576 in 1999 from the prior year.

         INTEREST EXPENSE: Interest expense was higher in 1999 due to the Recapitalization of the Company in July 1998. The Recapitalization constituted retiring most of the Company's debt and replacing it with $100,000 of notes bearing an annual interest rate of 10.25%.

         INCOME TAXES: The Company's effective tax rate increased to 45.9% in 1999 from 41.1% for 1998. The effective tax rates differed from the statutory U.S. rate primarily due to non-deductible expenses that include amortization of goodwill and business meals and entertainment. The rate was also affected by higher foreign income taxes on foreign source income and state tax provisions.

         EXTRAORDINARY Item: As part of the debt retirement in 1998, deferred financing costs of $903 were written off with a related tax benefit of $374, which resulted in an extraordinary loss of $529.

         NET INCOME: As a result of the aforementioned factors, net income increased 71.3% to $1,434 for 1999 from $837 for 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

         During 1998, 1999 and 2000, net cash provided by operations was $9,113, $6,508 and $6,097, respectively. During 1998, 1999 and 2000, net cash used in investing activities was $9,747, $5,884 and $3,453, respectively, consisting primarily of capital expenditures and acquisitions. In 1998, approximately $5,500 was used to acquire Notting, a manufacturer of rule products. In 1999, approximately $1,600 was used to acquire specific assets of Andersen Products Inc. In 2000, approximately $425 was used to acquire Cirtec, Inc., a manufacturer of wood products and approximately $483 was used to acquire specific assets of Bluebonnet Tools. During 1998, 1999 and 2000, net cash provided by (used in) financing activities was $8,978, ($1,205), and ($1,267), respectively.

         The Company had an Old Credit Facility that provided a line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. The Old Credit Facility provided for $30,000 of availability in 1999 and 2000. At December 29, 2000 the existing Old Credit Facility was replaced with a new Senior Credit Facility ("New Senior Credit Facility") that provides for $40,000 of availability. This credit line had not been drawn on as of December 30, 2000. On March 29, 2001, the Senior Credit Facility was amended to require that the ratio of cash flow to fixed charges be greater than 1.0 to 1.0 for all fiscal quarters during 2001. Borrowings under the New Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either Prime Rate, or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

         The Company believes that future cash flows from operations, together with the borrowings available under the New Senior Credit Facility, will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements for the foreseeable future. The Company may not be able to generate sufficient cash flows from operations to pay the entire principal amount of the Notes when due in 2008. In such event, the Company would be required to refinance the Notes. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms.

SEASONALITY

         Historically, the Company's business has not been subject to seasonality in any material respect. The Company's third quarter, which includes July through September, is typically lower due to customers' and plant vacation shutdowns.

INFLATION

         Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through operating efficiencies, there can be no assurance that the Company will be able to offset any future inflationary cost increases through similar efficiencies.

TRANSITION TO THE EURO

         Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of the 11 countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in the participating countries.

         Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

         The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company.


FORWARD  LOOKING  STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "expects," "anticipates" and similar expressions are used to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors are beyond the control of the Company and its management.

         The above risks and uncertainties inherent in the Company's business are set forth in detail below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties that may be more significant to the Company.

         SUBSTANTIAL LEVERAGE

         As of December 30, 2000 the Company had $102,830 of consolidated indebtedness and consolidated stockholders' deficit of $15,333.

         The Company's indebtedness has several important consequences including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, refinancing other indebtedness or general corporate purposes may be impaired; (iii) the Company's leverage may increase its vulnerability to economic downturns and limit its ability to withstand competitive pressures; and (iv) the Company's ability to capitalize on significant business opportunities may be limited.

         The Company's ability to make payments with respect to the Notes and to satisfy its other debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company believes, based on current circumstances, that the Company's cash flow, together with available borrowings under the New Senior Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due. Significant assumptions underlie this belief, including, among other things, that the Company will succeed in implementing its business strategy and there will be no material adverse developments in its business, liquidity or capital requirements. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

         RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

         The Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. In addition, the New Senior Credit Facility contains other and more restrictive covenants. The New Senior Credit Facility requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such tests. A breach of any of these covenants could result in an event of default under the New Senior Credit Facility. In an event of default under the New Senior Credit Facility, the lenders thereunder could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable and the lenders under the New Senior Credit Facility could terminate all commitments thereunder. If such indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the Notes.

         SUBORDINATION OF NOTES AND GUARANTEES

         The payment of principal of and interest on, and any premium or other amounts owing in respect of, the Notes is subordinated to the prior payment in full of all existing and future Senior Debt of the Company, including all amounts owing or guaranteed under the Senior Credit Facility. The Guarantees of the Notes by certain subsidiaries are similarly subordinated to Guarantor Senior Debt. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to the Company or a Guarantor, assets of the Company or such Guarantor will be available to pay obligations on the Notes or Guarantees only after all Senior Debt of the Company or Guarantor Senior Debt of such Guarantor, as applicable, has been paid in full, and there can be no assurance that there will be sufficient assets to pay amounts due on any or all of the Notes. In addition, neither the Company nor any Guarantor may pay principal, premium, interest or other amounts on account of the Notes or any Guarantee in the event of a payment default (or, with respect to a non-payment default on Designated Senior Debt (as defined), for a specified period) in respect of Senior Debt. As of December 30, 2000, the Company and the Guarantor had no Senior Debt or Guarantor Senior Debt outstanding. In addition, the Notes are effectively subordinated in right of payment to all liabilities, including indebtedness, of subsidiaries of the Company that are not Guarantors. As of December 30, 2000 such subsidiaries had approximately $25,600 of total liabilities, including approximately $2,800 of indebtedness.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         The Company operates manufacturing, sales and service facilities in Germany, the United Kingdom, Spain and Canada. In fiscal 2000, sales of its products in foreign countries accounted for approximately 32% of the Company's net sales. As a result, the Company is subject to risks associated with operation in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment, subjection to certain foreign labor laws and other restrictions by foreign governments. Fluctuations in currency exchange rates have had an impact on the Company's operations in the past, and historically the Company has hedged some of its foreign currency risks. No assurance can be given that the risks associated with operating in foreign countries will not have a material adverse effect on the Company in the future.

         DEPENDENCE ON SPECIALTY STEELS; RELIANCE ON LIMITED SOURCES OF SUPPLY

         The principal raw material used by the Company is specialty steels. The Company relies on limited sources for its supply of specialty steels. The loss of any such source, or any major disruption in such source's business or failure by it to meet the Company's needs on a timely basis could cause shortages in the Company's supply of specialty steels that could have a material adverse effect on the Company's business and financial condition.

         The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, labor costs, molybdenum and chrome costs, competition, import duties, tariffs and currency exchange rates. If the Company is unable to pass some or all of future steel price increases to its customers, the Company could be materially and adversely affected.

         RELIANCE ON METAL PROCESSING AND WOOD INDUSTRIES

         Demand for the Company's metal and wood products generally follows movements in the metal processing and primary wood industries. The metal processing and primary wood industries are both cyclical in nature and are affected by global and national economic conditions. A material change in either industry or general economic conditions could have a material adverse effect on the Company's business and financial condition.

         ACQUISITION STRATEGY

         The Company has pursued and intends to continue to pursue acquisitions as an important component of its strategy. No assurance can be given that in the future other suitable acquisition candidates can be acquired on acceptable terms or that future acquisitions, if completed, will be successful. Future acquisitions by the Company could result in the incurrence of additional debt and contingent liabilities that could materially adversely affect the Company's business, operating results and financial condition. The success of any completed acquisition will depend on the Company's ability to integrate effectively the acquired business into the Company's. The process of integrating acquired businesses may involve numerous risks, including difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired businesses.

         ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and waste materials. While the Company believes that it is currently in material compliance with those laws and regulations, there can be no assurance that the Company will not incur significant costs to remediate violations thereof or to comply with changes in existing laws and regulations (or the enforcement thereof). Such costs could have a material adverse effect on the Company's business, financial condition or results of operations.

         CHANGE OF CONTROL

         Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. However, the Company's ability to repurchase the Notes upon a Change of Control may be limited by the terms of then existing contractual obligations of the Company and its subsidiaries. In addition, the occurrence of a Change of Control will constitute an Event of Default under the New Senior Credit Facility. The New Senior Credit Facility will prohibit the purchase of the Notes unless and until such time as the indebtedness under the New Senior Credit Facility is paid in full. There can be no assurance that the Company will have the financial resources to repay amounts due under the New Senior Credit Facility, or to repurchase or redeem the Notes. If the Company fails to repurchase all of the Notes tendered for purchase upon the occurrence of a Change of Control, such failure will constitute an Event of Default under the Indenture.

         FRAUDULENT CONVEYANCE CONSIDERATIONS

         Under the applicable provisions of the federal bankruptcy law or comparable provisions of state fraudulent transfer law, if the Company or any Guarantor, at the time it issues the Notes or incurs a Guarantee, as the case may be, (a)(i) was or is insolvent or rendered insolvent by reason of such issuance or incurrence, as the case may be, (ii) was or is engaged in a business or transaction for which the assets remaining with the Company or such Guarantor, as the case may be, constituted unreasonably small capital or (iii) intended or intends to incur, or believed or believes that it would incur, debt beyond its ability to pay such debts as they mature and (b) received or receives less than reasonably equivalent value or fair consideration, the obligations of the Company under the Notes or such Guarantor under its Guarantee, as the case may be, could be avoided or claims in respect of the Notes or such Guarantee, as the case may be, could be subordinated to all other debts of the Company or such Guarantor, as the case may be. Among other things, a legal challenge of the Notes or a Guarantee, as the case may be, on fraudulent conveyance grounds may focus on the benefits, if any, realized by the Company or such Guarantor, as the case may be, as a result of the issuance of the Notes or the incurrence of a Guarantee, as the case may be. To the extent that the Notes or any Guarantee was a fraudulent conveyance or held unenforceable for any other reason, the holders of the Notes would cease to have any claim in respect of the Company, in the case of the Notes, or in respect of a Guarantor whose Guarantee was avoided or held unenforceable. In such event, the claims of the holders of the Notes would be subject to the prior payment of all liabilities of the Company, in the case of the Notes, or the Guarantor whose Guarantee was avoided. There can be no assurance that, after providing for all prior claims, there would be sufficient assets to satisfy the claims of the holders of the Notes relating to any avoided portion of the Notes or a Guarantee.

         The Guarantor has agreed to contribute to the obligation under a Guarantee of the Notes. Further, the Guarantee provides that it is limited to an amount that would not render the Guarantor thereunder insolvent. The Company believes that it and the Guarantor received equivalent value at the time the indebtedness was incurred under the Notes and the Guarantees. In addition, the Company believes that neither it nor the Guarantor was or will be insolvent or was or will be engaged in a business or transaction for which its remaining assets constitute unreasonably small capital and that neither it nor the Guarantor intended or will intend to incur debts beyond its ability to pay such debts as they mature. Since each of the components of the question of whether the Notes or a Guarantee is a fraudulent conveyance is inherently fact based and fact specific, there can be no assurance that a court passing on such questions would agree with the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in foreign currency exchange rates, as the Company entered into foreign forward exchange contracts in each of the last two years. The Company did not enter into these contracts for trading purposes. They were entered into to manage and reduce the impact of changes in foreign currency exchange rates although a portion of these contracts does not qualify for hedge accounting. Accordingly, the contracts were marked to market at the end of each accounting period. (See Note 12 to the Consolidated Financial Statements included in Item 8.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the directors and executive officers of the Company. Directors serve for a term of one year or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

NAME                         AGE         POSITION
------------------------     -------     ------------------------------------------------------

Ross B. George               68          Director

Raymond J. Martino           46          President, CEO, Director and Chairman of the Board

Henry Botticello             44          CFO and Treasurer

Roland Richard               59          Vice President - Sales and Marketing, Wood Products

James Palmer                 59          Vice President - Sales and Marketing, Metal Products

Peter Hopper                 50          Vice President - Engineering

Ron Owens                    56          Senior Vice President - Manufacturing

Habib Y. Gorgi               44          Director

John A. Cosentino Jr.        51          Director

         ROSS GEORGE: Mr. George was President, Chief Operating Officer and member of the Board of Directors since 1988 and was made Chief Executive Officer in 1995. From September 1999 through October 2000 Mr. George was Chairman of the Board.

         RAYMOND MARTINO: Mr. Martino has been Chief Executive Officer and President since September 1999 and is a member of the Board of Directors of Simonds. Most recently Mr. Martino was appointed Chairman of the Board in October 2000. Mr. Martino formerly held the positions of President - Stanley Fastening Systems, President Stanley Door Systems and President of Stanley Home Decor, divisions of The Stanley Works.

         HENRY BOTTICELLO: Mr. Botticello has been Chief Financial Officer since April 2000 and is also Treasurer. Mr. Botticello formerly held the positions of Chief Financial Officer Stanley Works Europe, VP Operations Stanley Fastening Systems Europe and Vice President Controller Stanley Fastening Systems.

         ROLAND RICHARD: Mr. Richard has been Vice President of Sales and Marketing - Wood Products since 1991. He previously held the position of Director of Corporate Development from 1989 to 1991 and was Corporate Sales Manager of the acquired Michigan Knife Company from 1987 to 1989.

         JAMES PALMER: Mr. Palmer has been Vice President of Sales and Marketing for Metal Products since 1995. He was Vice President of Sales of Milford Products for 10 years. Mr. Palmer joined Milford Products in 1982.

         PETER HOPPER: Mr. Hopper was Vice President of Product Development from 1996 through April of 2000 at which time he assumed the position of Vice President of Engineering. He has held positions of increasing responsibility with Crucible Specialty Metals from 1976 to 1983. He held research, metallurgy and quality control positions with Milford Products Corporation from 1983 to 1991. From 1991 to 1996 he served in various product development and design positions with Milwaukee Electric Tool Corporation.

         RON OWENS: Mr. Owens joined Simonds in 1998 as Vice President of Business Development and was promoted to Senior Vice President of Manufacturing in November of 1998. In 1990 Mr. Owens formed Sawell, Inc., a manufacturing business that produced jigsaw and recip blades for their own brands, as well as private label product for all major brands. Black and Decker purchased "Sawell, Inc." in late 1994 and Mr. Owens was President of the subsidiary until October 1996.

         HABIB GORGI: Mr. Gorgi has been a member of the Board of Directors since 1995. Mr. Gorgi is currently a Managing Director of Navis Partners, LLC and has been since June 30, 2000. Prior to this, Mr. Gorgi was President of Fleet Equity Partners since December 1995. Mr. Gorgi also sits on the Board of Directors for Ariba, Inc. and FTD.com, Inc.

         JOHN A. COSENTINO JR.: Mr. Consentino has been a member of the Board of Directors since December 2000. Mr. Cosentino is Currently a Partner in Capital Resource Partners, and has been since 2000. Mr. Cosentino, is also currently a Director of Spir-it, Inc., and Pro Group, Inc.. Prior to that he was Director for World Power Technologies, Inc., The Wiremold Company and Todd Combustion, Inc.. Mr. Cosentino was also Vice President - Operations, at the Stanley Works, from October 1997 to October 1998.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in 1998, 1999 and 2000 by the Company's Chief Executive Officer and each of the four most highly compensated executive officers whose remuneration exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                         ANNUAL COMPENSATION                    COMPENSATION
                               ----------------------------------------    ------------------------
                                                                           SECURITIES         ALL
                                                                           UNDER-LYING       OTHER
                                                                            OPTIONS/        COMPEN-
                               YEAR    SALARY       BONUS      OTHER(1)       SARS         SATION(2)
                               ----   --------    ---------    --------      ------        --------
Ross George                    1998   $272,580           -      $28,774      351.13        $753,256
Former Chairman of the Board,  1999   $250,112           -      $29,979      671.13         $22,768
CEO and President              2000   $120,833           -      $6,410           -          $14,382

Raymond Martino                1999   $132,820           -      $7,949        4,450         $32,672
Chairman of the Board          2000   $356,125     $200,000     $48,869          -          $60,240
Chief Executive Officer,
President

James Palmer                   1998   $129,260     $  1,759     $12,809          -         $347,834
Vice President - Sales,        1999   $140,233     $  1,759     $13,045         275          $9,897
Metal Products                 2000   $145,123           -      $12,847          -          $11,431


                                                                .
Roland Richard                 1998   $121,518     $ 13,853     $12,809          -         $132,863
Vice President - Sales &       1999   $126,379     $ 13,853     $13,850         275         $10,273
Marketing, Wood Products       2000   $131,434     $  6,193     $15,035          -          $11,475


Ronald Owens                   1998   $ 90,462           -      $10,811          -           $2,609
Senior Vice President          1999   $142,133           -      $ 4,829         275          $8,225
-Manufacturing                 2000   $146,083           -      $12,228          -          $12,261


Henry Botticello                                         -
Chief Financial Officer        2000   $131,250     $ 14,583     $ 23,352        900         $67,034

(1) Consists of amounts reimbursed during the year for the payment of taxes relating to company vehicles, tax preparation and club memberships.

(2) Consists of the Company's contributions to (1) the 401(k) Plan in 1998 ($5,000 each for all executives listed above except Mr. Martino, $0, and Mr. Owens, $0), in 1999 (Mr. George $5,000, Mr. Martino, $2,235, Mr. Palmer, $3,855, Mr. Richard, $4,207and Mr. Owens, $3,164) and in 2000 (Mr. George, $3,625 Mr. Martino, $2,235, Mr. Palmer, $3,855; Mr.
         Richard, $4,207, and Mr. Owens, $3,164) and (2) the Profit Sharing Plan in 1998 ($4,800 each for all executives listed above except Mr. Martino, $0, Mr. Owens, $0 and Mr. Botticello $0), in 1999 (Mr. George, $4,800; Mr. Martino, $3,110; Mr. Palmer, $4,260; Mr. Richard, $4,207,
         and Mr. Owens, $3,164) 2000 (Mr. George, $3,625; Mr. Martino, $51,000;
         Mr. Palmer, $4,354; Mr. Richard, $3,943, Mr. Owens, $4,383, and Mr. Botticello, $3,938) and; (3) group insurance payments in 1998 (Mr. George, $23,583; Mr. Palmer, $2,945, Mr. Richard, $3,084, Mr. Owens $2,609) in 1999 (Mr. George, $12,968; Mr. Martino, $425, Mr. Palmer,
         $1,782; Mr. Richard, $1,859, Mr. Owens, $1,897) and in 2000 (Mr.
         George, $7,132; Mr. Martino, $6,615, Mr. Palmer, $3,264; Mr. Richard, $3,402, Mr. Owens, $3,496 and Mr. Botticello, $866) and (4) relocation expenses in 1999 (Mr. Martino, $26,902) and in 2000 (Mr. Botticello, $60,056) and (5) buyout of options in 1998 (Mr. Martino $0, Mr. George $719,873; Mr. Palmer $335,089; Mr. Richard $119,979, and Mr. Owens,
         $0).

OPTIONS

         The following table sets forth certain information relating to option grants in the year ended December 30, 2000 to the individuals named in the Summary Compensation Table above.

                                                           Option Grants in Last Fiscal Year
                                                                   Individual Grants
                                    ------------------------------------------------------------------------
                                      Number of      % of Total
                                     Securities       Options        Exercise
                                     Underlying      Granted to      or Base                      Grant Date
                                       Options      Employees in      Price        Expiration      Present
              Name                     Granted       Fiscal Year      ($/Sh)          Date         Value (2)
---------------------------------   -------------   ------------   ------------   -------------   ----------
Henry Botticello (1)                     900             70%          $458.52       04/04/2010      $110.75


(1) These options were granted to Henry Botticello on April 4, 2000. The options vest as follows: 225 on October 1, 2000, and 225 each on April 1, 2001, 2002, and 2003.

(2) Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                                          Henry Botticello
                                          ----------------
           Stock price                        $474.25
           Exercise price                     $458.52
           Expected option term               5 years
           Stock price volatility             0
           Dividend yield                     0
           Risk-free interest rate            6.17%

         The following table sets forth certain information with respect to unexercised options to purchase the Company's Common Stock granted to the individuals named in the Summary Compensation Table above. No options were exercised in 2000 by such individuals.

                             FY - END OPTION VALUES


                              NO. OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED IN-THE-MONEY
                              UNEXERCISED OPTIONS AT FY-END                 OPTIONS AT FY-END(1)
                          ---------------------------------------   -------------------------------------
NAME                        EXERCISABLE         UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
                          ----------------    -------------------   ----------------   ------------------
Ross George                   564.46                  106.67               $0                  $0

Raymond Martino                1,450                3,000.00               $0                  $0

Henry Botticello                225                   675.00               $0                  $0

James Palmer                  183.33                   91.67               $0                  $0

Roland Richard                183.33                   91.67               $0                  $0

Ron Owens                     183.33                   91.67               $0                  $0


(1) Based on the difference between the fair value of the securities underlying the options and the exercise or base price of the options at fiscal year-end.


EMPLOYMENT CONTRACTS

         The Company has employment agreements with key executive management. The agreement with the President/Chief Executive Officer provides for twelve months' severance on termination by the Company at any time without cause and termination by the employee upon at least thirty (30) days' prior written notice. No severance is provided if the Company terminates for cause or if the employee terminates for no good reason. The non-competition provisions apply during the term of the agreements and provide a two-year non-competition period beginning on the date of termination. In addition, the Company has employment agreements with all vice presidents, providing for at least twelve (12) months' written notice prior to termination by the Company without cause (thirty days with cause) and ninety (90) days' prior written notice by the employee. Annual salary reviews are done by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (i) by each person known to the Company to own more than 5% of the Company's Common Stock and (ii) by each director of the Company, each of the executive officers of the Company listed under "Management" and the directors and executive officers of the Company as a group.


                                                   SHARES BENEFICIALLY OWNED (1)
                                                   -----------------------------
                                                   NUMBER OF  SHARES   %OF CLASS
                                                   -----------------   ---------
Fleet Venture Resources, Inc. and related
  entities (2)                                             37,810.78   57.0
The Private Market Fund, L.P.                               8,723.72   13.2
Heller Financial Inc.                                       3,373.75   5.1
First Union Merchant Banking 1998, L.L.C.                   3,373.75   5.1
Ross George                                                 5,997.56   9.0
Roland Richard                                              1,090.46   1.6
James Palmer                                                  381.66   *
Peter Hopper                                                  163.57   *
Ron Owens                                                        ---   ---
Raymond Martino                                                  ---   ---
Henry Botticello                                                 ---   ---
Habib Y. Gorgi (2)                                         37,810.78   57.0
John Cosentino                                                   ---   ---
All directors and executive officers as a group,           60,915.25   91.9
  including the above named persons

*Less than 1%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security or the sole or shared power to dispose, or direct the disposition of, a security, and includes options and warrants exercisable within 60 days.

(2) This includes the following number of shares held by the following entities: Fleet Venture Resources, Inc. ("FVR") (20,869.43); Fleet Equity Partners VI, L.P. ("FEP6") (8,944.04); Chisholm Partners III, L.P. ("CP3") (7,562.16); and Kennedy Plaza Partners ("KPP") (435.15).


     Voting and investment control over the shares of the shares of the Company's Common Stock held by FVR is exercised by Silverado III Corp. ("S3C"), and may thus be deemed to possess indirect beneficial ownership of the shares held by FVR. Voting and investment control over the shares of the Company's Common Stock held by FEP6 is exercised by Silverado IV Corp. ("S4C"), and S4C may thus be deemed to possess indirect beneficial ownership of the shares held by FEP6. In addition, Silverado III, L.P. ("S3LP") is the general partner of CP3 and thus may be deemed to possess indirect beneficial ownership of the shares held by CP3. By virtue of (i) his control over S3C, (ii) his control over S4C, (iii) S3C's position as general partner of S3LP and (iv) his position as managing general partner of KPP, Mr. Gorgi may be deemed to possess indirect beneficial ownership of the shares of the Company's Common Stock directly beneficially owned by FVR, FEP6, CP3 and KPP, respectively. Mr. Gorgi disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The consolidated balance sheets as of January 1, 2000 and December 30, 2000 and the related consolidated statements of operations, cash flows, shareholders' equity (deficit), and financial statement schedule for each of the three years in the period ended December 30, 2000 are filed as part of this report:

(1) Financial Statements

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                          ASSETS                                       January 1,          December 30,
                                          ------                                          2000                 2000
                                                                                   -------------------  -------------------
CURRENT ASSETS:
      Cash                                                                                     $8,383               $8,913
      Accounts receivable, net of reserves of $993 and $909                                    17,400               16,948
      Inventories (Note 3)                                                                     26,650               24,869
      Other current assets                                                                      3,162                3,573
      Refundable income taxes                                                                   1,037                  818
                                                                                   -------------------  -------------------
                Total current assets                                                           56,632               55,121

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                                      2,300                2,147
      Buildings and improvements                                                               10,684               10,275
      Machinery and equipment                                                                  32,126               33,952
      Construction-in-progress                                                                    314                  988
                                                                                   -------------------  -------------------
                                                                                               45,424               47,362

      Less- Accumulated depreciation                                                           11,585               14,207
                                                                                   -------------------  -------------------
                Net property, plant and equipment                                              33,839               33,155

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,223 and $2,830                           22,308               22,221
      Deferred financing costs, net of accumulated amortization of $764 and $1,077              3,900                3,390
      Other, including buildings held for resale (Note 2)                                       1,608                1,567
                                                                                   -------------------  -------------------
                Total other assets                                                             27,816               27,178
                                                                                   -------------------  -------------------
                Total assets                                                                 $118,287             $115,454
                                                                                   ===================  ===================
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Overdraft facilities                                                                       $190                 $128
      Revolving credit loans and notes payable                                                    321                  421
      Current portion of long-term debt                                                            14                2,409
      Accounts payable                                                                          6,871                7,807
      Accrued payroll and employee benefits                                                     4,034                4,371
      Accrued interest                                                                          5,153                5,153
      Other accrued liabilities                                                                 2,739                1,794
      Currently deferred income taxes                                                           2,028                1,547
                                                                                   -------------------  -------------------
           Total current liabilities                                                           21,350               23,630

LONG-TERM DEBT, net of current portion (Note 5)                                               102,523              100,000

DEFERRED INCOME TAXES                                                                           4,808                4,891

OTHER NONCURRENT LIABILITIES (Note 4)                                                           1,851                2,266

COMMITMENTS AND CONTINGENCIES (Note 6)                                                              -                    -

SHAREHOLDERS' EQUITY (DEFICIT):
      Common stock, $.01 par value-
           Authorized - 200,000 shares
           Issued and outstanding - 77,360 and 75,267                                               1                    1
      Capital in excess of par value                                                          (24,405)             (24,387)
      Retained earnings                                                                        14,130               12,909
      Accumulated other comprehensive income (loss)                                            (1,850)              (2,740)
      Treasury stock, at cost                                                                    (121)              (1,116)
                                                                                   -------------------  -------------------
                Total shareholders' equity (deficit)                                          (12,245)             (15,333)
                                                                                   -------------------  -------------------
                Total liabilities and shareholders' equity (deficit)                         $118,287             $115,454
                                                                                   ===================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                                            SIMONDS INDUSTRIES INC.
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (In Thousands)

                                                              Year Ended December
                                              -----------------------------------------------------
                                                   1998               1999              2000
                                              ----------------  -----------------  ----------------
                                                (52 Weeks)         (53 Weeks)        (52 Weeks)
Net sales                                            $126,927           $128,125          $126,544
Cost of goods sold                                     87,381             89,021            89,827
                                              ----------------  -----------------  ----------------
           Gross profit                                39,546             39,104            36,717

Selling, general and administrative expense            28,771             25,753            25,178
                                              ----------------  -----------------  ----------------
           Operating income                            10,775             13,351            11,539

Other expenses:
  Interest expense, net                                 7,900             10,948            10,834
  Other, net                                              554              (249)             1,167
                                              ----------------  -----------------  ----------------
           Income (loss) before income taxes            2,321              2,652             (462)

Provision for income taxes                                955              1,218               623
                                              ----------------  -----------------  ----------------
           Income (loss) before
                extraordinary item                      1,366              1,434           (1,085)

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374 and $61                              (529)                  -             (136)
                                              ----------------  -----------------  ----------------
           Net income (loss)                             $837             $1,434          ($1,221)
                                              ================  =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                  SIMONDS INDUSTRIES INC.
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (In Thousands)

                                                                        YEAR ENDED
                                                    -----------------------------------------------------
                                                       JANUARY 2,       JANUARY 1,       DECEMBER 30,
                                                          1999             2000              2000
                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                             $837            $1,434           ($1,221)
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                            5,176             4,879             5,320
      Gain on asset sales                                        (48)              (17)              (64)
      Provision (benefit) for deferred
         income taxes                                            249             1,061              (398)
      Changes in assets and liabilities, net
        of acquisitions:
        Accounts receivable                                    2,692            (1,150)              542
        Inventories                                             (952)            1,125             1,792
        Income tax refunds receivable                         (1,056)              120               219
        Other current and non current assets                     326              (254)             (670)
        Accounts payable                                         355               (37)              812
        Accrued expenses                                       1,527               (94)             (650)
        Other non-current liabilities                              7              (559)              415
                                                    -----------------------------------------------------
      Net cash provided by operating
        Activities                                             9,113             6,508             6,097
                                                    -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                   72                53             1,540
   Purchases of equipment                                     (4,348)           (4,364)           (4,085)
   Acquisition of W. Notting Ltd.,
        net of cash acquired of $51                           (5,471)                -                 -
   Acquisition of Anderson Holesaw Assets                          -            (1,573)                -
   Acquisition of the assets of Bluebonnet Tools                   -                 -              (483)
   Acquisition of Cirtec, Inc.                                     -                 -              (425)
                                                    -----------------------------------------------------
      Net cash used in investing activities                   (9,747)           (5,884)           (3,453)
                                                    -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                     (100)               41               (62)
   Net (uses) proceeds under revolving credit                  3,789           (1,292)               100
   Proceeds from issuance of long-
      term debt-net of issuance costs                         98,063               161                 -
   Principal payments of long-term debt                      (57,751)              (21)             (128)
   Issuance of common stock                                   18,833                                   -
                                                                                     -
   Stock redemption                                          (53,791)
                                                                                     -                 -
   Purchase of treasury stock                                    (65)              (56)             (995)
   Other                                                           -               (38)             (182)
                                                    -----------------------------------------------------
     Net cash provided by (used in ) financing
             activities                                        8,978            (1,205)           (1,267)
                                                    -----------------------------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                 (301)             (334)             (847)
                                                    -----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                8,043              (915)              530

CASH AT BEGINNING OF PERIOD                                    1,255             9,298             8,383
                                                    -----------------------------------------------------

CASH AT END OF PERIOD                                         $9,298            $8,383            $8,913
                                                    =====================================================

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
   For the years ended January 2, 1999, January 1, 2000 and December 30, 2000
                      (In thousands, except share amounts)

                                                                            ACCUMULATED
                                                       CAPITAL                 OTHER                    TOTAL
                                  COMMON    COMMON    IN EXCESS  RETAINED  COMPREHENSIVE  TREASURY   SHAREHOLDERS'   COMPREHENSIVE
                                  SHARES     STOCK     OF PAR    EARNINGS      ITEMS       STOCK    EQUITY(DEFICIT)   INCOME(LOSS)
                                ---------  ---------  ---------  ---------  -----------  ---------   ------------    -------------
Balance at December 27, 1997     148,371         $1    $10,553    $11,859      ($798)           0      $21,615           $4,384
                                                                                                                     =============
   Issuance of Common Stock       42,144          1     18,832          -          -            -       18,833                -
   Net Income                          -          -          -        837          -            -          837             $837
   Foreign Currency
     Translation Adjustment            -          -          -          -       (109)           -         (109)            (109)
   Stock Redemption             (112,777)        (1)   (53,790)         -          -            -      (53,791)               -
   Acquisition of
     Treasury Stock                 (334)         -          -          -          -          (65)         (65)               -
                                ---------  ---------  ---------  ---------  -----------  ---------   ------------    -------------
Balance at January 2, 1999        77,404          1    (24,405)    12,696       (907)         (65)     (12,680)            $728
                                                                                                                     =============

   Net Income                          -          -          -      1,434          -            -        1,434           $1,434
   Foreign Currency
     Translation Adjustment            -          -          -          -       (808)           -         (808)            (808)
   Additional minimum
     pension liability,
     net of $58 tax effects            -          -          -          -       (135)           -         (135)            (135)
   Acquisition of Treasury Stock     (44)         -          -          -          -          (56)         (56)               -
                                ----------- -------- ----------  ---------  -----------  ---------   ------------    -------------
Balance at January 1, 2000        77,360          1    (24,405)    14,130     (1,850)        (121)     (12,245)            $491
                                                                                                                     =============


Net Loss                               -          -          -     (1,221)         -            -       (1,221)         ($1,221)
   Foreign Currency
     Translation Adjustment            -          -          -          -       (890)           -         (890)            (890)
   Amort. of Stock Compensation        -          -         18          -          -            -           18                -
   Acquisition of
     Treasury Stock               (2,093)         -          -          -          -         (995)        (995)               -
                                ----------- -------- ----------  --------  ------------  ---------   ------------    -------------
Balance at December 30, 2000      75,267         $1   ($24,387)   $12,909    ($2,740)     ($1,116)    ($15,333)         ($2,111)
                                =========== ======== ==========  ========  ============  =========   ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (ALL DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED)

     Simonds Industries Inc. (Simonds or the Company), a Delaware corporation that manufactures and is a worldwide distributor of industrial cutting tools. The primary products manufactured by Simonds include metal band and wood saws, industrial knives and rules, files and band saw equipment. Simonds' principal manufacturing operations are located in Fitchburg, Massachusetts; Newcomerstown, Ohio; Big Rapids, Michigan; Corona and Santa Fe Springs, California; Portland and Springfield, Oregon and Spangenberg, Germany. Simonds also has sales subsidiaries in the United Kingdom, Canada, and Spain.

     (a) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Simonds Industries Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation.

     (b) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short-term nature. At December 30, 2000, the fair value of long-term indebtedness was approximately $30,000 lower than the amount on the Company's consolidated balance sheet based on market quotations. (See Note 5.)

     (c) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (d) FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to December 31. As a result, the years ended January 2, 1999, January 1, 2000 and December 30, 2000 include 53, 52, and 52 weeks, respectively.

     (e) INVENTORIES

         Approximately 57% and 62% of inventories as of January 1, 2000 and December 30, 2000, respectively, are valued at the lower of cost (last-in, first-out (LIFO) method) or market. All other inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market. Inventory costs include labor and manufacturing overhead. Obsolete, damaged and excess inventories are carried at net realizable value, with consideration given to obsolescence risks for excess stock. Writedowns are charged to expense in the period in which the conditions giving rise to writedowns are first recognized. The Company did not incur material writedowns in any of the periods presented in the accompanying consolidated financial statements.

     (f) PROPERTY, PLANT AND EQUIPMENT


         Depreciation is computed using the straight-line method based on the following estimated useful lives:

                                                          ESTIMATED USEFUL LIVES

             Buildings and improvements                        20-40 years
             Machinery and equipment                           3-12 years
             Furniture and fixtures                              8 years


         Maintenance and repairs are expensed as incurred. Depreciation expense was approximately $3,100, $3,500 and $3,800 for the years ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively.

     (g) GOODWILL

         Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to $561, $636 and $622 for years ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 30, 2000.

     (h) FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign subsidiaries are translated at year-end rates of exchange, and statement of operations accounts are translated at weighted average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in income or expense in the period in which the transaction occurs.

         Foreign currency transaction losses (gains) included in the determination of results for the periods ended January 2, 1999, January 1, 2000, and December 30, 2000 were approximately $682, ($197), and $638, respectively.

     (i) SALES RECOGNITION

         The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company did not incur material warranty costs in any of the periods presented in the accompanying financial statements.

     (j) INCOME TAXES

         The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.


     (k) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company does not expect that the adoption of SFAS No. 133 as amended by SFAS No. 138 will have a material impact on the Company's financial position or results of operations.

         The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. This SAB was amended by SAB 101B which deferred the effective date of SAB 101 to the fourth quarter of fiscal 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company has determined that the adoption of SAB 101 does not have a material impact on its consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, a replacement to SFAS No. 125. This statement defines specific provisions on when liabilities should be derecognized. This statement is effective for transactions occurring after March 31, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or statement of operations.

         The Emerging Issues Task Force (EITF) recently released Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This Issue provides guidance as to the classification and disclosure of shipping and handling costs that are billed to customers. As part of the Company's adoption of SAB No. 101 this was also simultaneously implemented. In order to present the financial statements on a comparable basis, sales and cost of sales were increased by $631 and $629 in 1998 and 1999, respectively.

(2) ACQUISITIONS AND DIVESTITURES

     ACQUISITIONS

     On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited ("Notting") for approximately $6,718, of which $5,471 was paid in cash with additional financing from the Company's revolving credit facility; the balance was in the form of a term Promissory Note to the sellers bearing interest at 8.5% and was repaid April 30, 1999. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair value of the underlying assets and liabilities. Approximately $1,000 in property, plant and equipment was reclassified to other assets for buildings held for resale. Buildings are stated at fair value. Goodwill totaled $2,857 on this acquisition and is being amortized on a straight-line basis over 40 years.

     On October 19, 1999, the Company purchased certain assets, mainly inventory, machinery, equipment, technical drawings and information, customer lists and all other assets used by Anderson Products Division of Wilton Corporation for $1,573. Purchase price in excess of fair value of assets acquired, $917, is being amortized on a straight-line basis over 40 years.

     On May 26, 2000 the Company purchased certain assets, mainly inventory and equipment, for $483 from Bluebonnet Tool Company, Inc. The Purchase price in excess of fair value of assets acquired of $193 is being amortized on a straight-line basis over 40 years.

     DIVESTITURES

     On August 31, 2000 the Company purchased 100% of the outstanding stock of Cirtec, Inc. ("Cirtec") for $425, which was paid in cash. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair value of the underlying assets and liabilities. The purchase price in excess of fair value of net assets acquired of $337 is being amortized on a straight-line basis over 40 years. The results of operations of Cirtec subsequent to the date of acquisition are reflected in the accompanying financial statements.

     On August 31, 2000 the Company sold certain assets, mainly inventory and equipment, relating to its Rotary Rule business for $1,085 in cash to National Steel Rule Company ("Buyer"). The selling price in excess of book value of $785 was recorded as a gain. As part of the sale, the Company entered into an agreement not to compete with the Buyer in the Rotary Rule business.

     On September 12, 2000 the decision was made to close the Notting facility in the UK. Accordingly, the Company established a reserve for reorganization of $1,440. In accordance with EITF 94-3, the reserve is comprised of approximately $880 relating to the elimination of certain product lines, $220 to move equipment of other facilities and write off excess assets, $215 employee related costs, and $125 miscellaneous reorganization costs. These costs total $365 in cash expenses and $1,075 in non-cash items. These reorganization costs were all recognized in the third quarter of 2000 and reflected in the accompanying financial statements. As of December 30, 2000 approximately $881 of the original reorganization reserve was remaining. This is comprised of $784 relating to the elimination of certain product lines, $88 for moving and disposal of equipment and write-off of excess assets, and $9 miscellaneous costs.

     During the third quarter of 2000 the Company sold and disposed of machinery with a book value of $605 in its Fitchburg facility. The excess of book value and removal costs over selling price of $648 was recorded as a loss.

         RECAPITALIZATION

         In July 1998, the Company issued $100 million of 10-1/4% Senior Subordinated Notes due 2008 (the "Notes") (see Note 5). Proceeds from the Notes were primarily used for the repayment of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants. The buyout of stock options resulted in a pre-tax compensation charge of approximately $4,500 recorded in July 1998, included in selling, general and administrative expense. The Company concurrently entered into a Senior Credit Facility with First Union ("Old Credit Facility") with a commercial lender that provided $30 million of availability (see Note 5). All of the foregoing transactions are herein referred to collectively as the "Recapitalization."

         Pursuant to the Recapitalization (i) the Company repurchased certain of its outstanding equity securities for an aggregate purchase price of $58.3 million (or $458.52 per share of Common Stock and equivalents),
         (ii) the Company issued new shares of voting and non-voting Common Stock to certain existing stockholders and new investors with aggregate proceeds to the Company of $18.8 million (or $458.52 per share), (iii) the Company issued certain warrants and options to certain existing stockholders and new investors, and (iv) certain of the Company's existing stockholders retained voting Common Stock with an aggregate value (based on per share value of $458.52) of approximately $16.2 million.

 (3) INVENTORIES

     Inventories at January 1, 2000 and December 30, 2000 were as follows (in thousands):

                                                      1999             2000

          Raw materials                        $     4,967      $     4,921
          Work-in-process                            6,429            6,731
          Finished goods                            15,254           13,217
                                             -------------    -------------
                   Total inventories           $    26,650      $    24,869
                                               ===========      ===========

     U.S. inventories of $15,296 and $15,394 at January 1, 2000 and December 30, 2000, respectively, were valued using the LIFO method. Under the first-in first-out method (FIFO) of accounting, such inventories would have been approximately $344 and $156 greater at January 1, 2000 and December 30, 2000, respectively.

(4)  RETIREMENT PLANS

     The Company has a combined defined-contribution profit sharing and 401(k) retirement plan covering all domestic salaried and certain hourly employees. Contributions to the profit sharing plan are determined by the Board of Directors. The cost of this plan was approximately $518, $538 and $526 for the fiscal years ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively. In the 401(k) portion of the plan, the Company matches at a rate of 50% on the first 6% of an employee's salary contribution. Company 401(k) matching contributions amounted to approximately $400, $409 and $413 for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

     Certain executives participate in a non-qualified deferred compensation retirement plan. This was established for certain key employees as determined by the board of directors and allows for salary deferral of 1% to 15% of the employee's salary.

     Notting also has a defined contribution 401(k) retirement plan in effect during 1999. In this plan the Company matches 100% for the first 4% of an employee's salary contribution. The Company's 401(k) matching contributions amounted to approximately $26, for the year ended January 1, 2000. This plan was merged into Simonds Pension Plan in 2000.

     Certain of the Company's hourly employees participate in a union-sponsored, multiemployer defined-contribution retirement plan. The cost of this plan was approximately $418, $400 and $487 for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively. Contributions are based on wages earned and are paid monthly to the pension administrator.

     All other domestic hourly employees are covered by a defined-contribution plan. Contributions are based on a union contract as a percentage of wages earned and are paid annually. The cost of this plan was approximately $154, $140 and $151 for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

     Certain foreign employees are covered under defined-contribution plans. Total costs for these plans amounted to approximately $120, $106 and $101, for the fiscal years January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

     Certain employees of one of Simonds' subsidiaries, Wespa Metallsagenfabrik Simonds Industries Gmbh ("Wespa"), are covered by an unfunded pension plan. In addition, certain employees of Notting are also covered by a defined benefit plan. In conjunction with the reorganization of the Notting facility in the UK the Company decided to curtail the W. Notting Limited Retirement Benefits Plan effective as of September 30, 2000. The curtailment resulted in a reduction in the plan's projected benefit obligation, but the curtailment gain was significantly less than the unrecognized net actuarial loss reflected in the funded status below, and, thus, the unrecognized actuarial loss is materially unaffected as a result of the curtailment.

     The amount of accrued pension liability is included in the accompanying consolidated balance sheets in accrued payroll and employee benefits and other noncurrent liabilities. The following table sets forth the funded status and the amount recognized for the defined benefit plans of the foreign subsidiaries Wespa and Notting in the Company's accompanying consolidated balance sheets at January 1, 2000, and December 30, 2000 (in whole dollars):


                                                             1999                2000
                                                      ----------------    ----------------
       CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at beginning of year                 $4,009              $3,410
       Service Cost                                               121                  54
       Interest Cost                                              206                 184
       Actuarial loss                                            (237)               (169)
       Effect of the change in foreign currency
         exchange rates                                          (174)               (278)
       Benefits paid                                             (515)                (68)
                                                      ----------------    ----------------
       Benefit obligation at end of year                        3,410               3,133
                                                      ----------------    ----------------

       CHANGE IN PLAN ASSETS
       Fair value of plan assets at beginning of year           1,910               1,581
       Actual return on plan assets                               140                  89
       Plan participants' contribution                             17                  11
       Effect of the change in foreign currency
         exchange rates                                           (51)               (121)
       Benefits Paid                                             (435)                  -
                                                      ----------------    ----------------
       Fair value of plan assets at end of year                 1,581               1,560
                                                      ----------------    ----------------

       Funded Status                                            1,829               1,573
       Unrecognized net actuarial gain (loss)                    (243)                (18)
                                                      ----------------    ----------------
       Accrued benefit cost                                    $1,586              $1,555
                                                      ================    ================

       Amounts recognized in the accompanying balance sheets consists of:

                                                      1999       2000
                                                      ----       ----

       Accrued benefit cost                         $1,586     $1,555
       Additional minimum pension liability            193        193
                                                   -------    -------

       Accrued benefits liability                   $1,779     $1,748
                                                   =======    =======


       The following table breaks out the components of net pension expense for the years ending January 2, 1999, January 1, 2000, and December 30, 2000:



                                        1998      1999      2000
                                       ------    ------    ------

       Service Cost                      $71      $103       $53
       Interest Cost                     166       114       184
       Expected return on plan assets    (85)     (139)      (86)
       Actuarial (gain) loss              (5)       32         -
       Members contributions             (11)      (17)      (11)
                                       ------    ------    ------
       Net periodic benefit cost        $136       $93      $140
                                       ======    ======    ======

       The primary assumptions used in determining related obligations of the plans are shown below:



                                             1998        1999        2000
                                             ----        ----        ----
       WEIGHTED-AVERAGE ASSUMPTIONS
       Discount rate                       5.0-6.5%    5.0-6.5%    5.5-6.5%
       Expected return on plan assets        6.5%        6.5%        6.5%
       Rate of compensation increase       4.0-6.5%    4.0-6.5%    4.5-6.5%

(5)  DEBT

Debt consists of the following at January 1, 2000 and December 30, 2000 (in thousands):

                                                                      January 1,         December 30,
                                                                         2000                2000
                                                                   -----------------   -----------------
Line of credit  facility  for German  Subsidiary  with First Union           $2,523              $2,409
National  Bank  up  to  approximately  $2,650,   interest  payable
quarterly  at  EURIBOR  (4.86% at  December  30,  2000) plus 1.25%
terminating on March 28, 2001 payable in Deutschmarks.

Line of credit  facilities  for Notting  with Banco  Sabadell  and              135                 206
Banco  Popular of Spain,  bearing  interest at 6.75% and 7.85% and terminating  on April  15,  2001 and May 17,  2001,  respectively, payable in Spanish Pesetas.

Two term loans payable by Notting to National  Westminster Bank on              200                 215
September  30, 2000 and June 30, 2001,  bearing  interest at 9.5 %
and 8.75%, payable in British Pounds.

Senior  Subordinated  Notes issued July 8, 1998, and maturing July          100,000             100,000
1, 2008, interest payable semi-annually at 10.25%.
                                                                   -----------------   -----------------
                                                                            102,858             102,830
Less-current maturities                                                         335               2,830
                                                                   -----------------   -----------------
                                                                           $102,523            $100,000
                                                                   =================   =================

         The Senior Subordinated Notes ("Notes") may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for the repayment of approximately $53.1 million of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants.

         The repayment of the indebtedness resulted in an extraordinary charge of approximately $529, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

         Financing costs relating to the issuance of the Notes was $4,190 and is being amortized over the term of the debt.

         The indenture governing the Notes restricts, among other things, the incurrence of certain kinds of additional indebtedness, the payment of dividends and the making of certain other restricted payments, mergers, consolidations and sale of assets (all as defined in the Indenture).

         Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. However, the Company's ability to repurchase the Notes upon a Change of Control may be limited by the terms of then existing contractual obligations of the Company and its subsidiaries. In addition, the occurrence of a Change of Control will constitute an event of default under the New Senior Credit Facility, as described below. The New Senior Credit Facility will prohibit the purchase of the Notes unless and until such time as the indebtedness under the New Senior Credit Facility is paid in full. There can be no assurance that the Company will have the financial resources to repay amounts due under the New Senior Credit Facility, or to repurchase or redeem the Notes. If the Company fails to repurchase all of the Notes tendered for purchase upon the occurrence of a Change of Control, such failure will constitute an Event of Default under the Indenture.

         Until December 29, 2000 the Company had a Credit Facility ("Old Credit Facility") with a commercial lender that provided $30,000 availability. On December 29, 2000 the then existing Old Credit Facility was replaced with a New Senior Credit Facility. The New Senior Credit Facility provides for $40,000 of availability and was unused as of year-end. Borrowings under the New Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit.

         As a result of obtaining the New Senior Credit Facility an extraordinary charge of approximately $136, net of tax benefit, was recorded in December 2000 to reflect the write off of unamortized deferred financing costs.

         The New Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.

         The New Senior Credit Facility expires on December 29, 2003, unless extended. The interest rate per annum applicable to the New Senior Credit Facility is, at the Company's option, either LIBOR plus 2.7% (the "Margin") or prime rate or the overnight federal funds rate. The Company is required to pay certain fees in connection with the New Senior Credit Facility.

         Under the New Senior Credit Facility the Company is required to comply with certain covenants. At December 30, 2000 the Company was required to maintain a ratio of Debt to Worth where indebtedness is required to be less than 1.0 times the amount of its tangible capital base, capital expenditures during any fiscal year is to be less than $5,000, and cash flow coverage requires that the ratio of cash flow to fixed charges to be greater than 1.10 to 1.0 for all fiscal quarters during 2001 and
         1.20 to 1.0 thereafter. At December 30, 2000 the Company was in compliance with all covenants under the New Senior Credit Facility.

         At December 30, 2000 the Company still had the German credit facility with First Union for our German operations. However, the Company was not in compliance with all covenants pertaining to that First Union German Credit Facility. At year-end the Company was out of compliance on the Fixed Charge Coverage Ratio and Leverage Ratio. As a result, the Company secured a standby letter of credit on January 2, 2001 in the amount of $2,700 to satisfy requirements. The Company's available borrowing amount of the New Senior Credit Facility is reduced by the face amount of all outstanding letters of credit.

         The following is a summary of maturities of all of the Company's debt obligations due after December 30, 2000 (in thousands):

                FISCAL YEAR                     AMOUNT

                2001                       $        2,830
                2002                                    -
                2003                                    -
                2004                                    -
                2005                                    -
                Thereafter                        100,000
                                          ---------------
                                           $      102,830
                                          ===============

(6) COMMITMENTS AND CONTINGENCIES

     (A) COMMITMENTS UNDER OPERATING LEASES

         Certain of the Company's operations are conducted from facilities rented under operating leases that expire over the next 10 years. The Company also has operating leases covering certain office equipment. Substantially all leases provide for the Company to pay operating expenses in addition to basic rent. Rent expense was approximately $916, $1,016 and $1,192 for the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

         Future minimum annual rentals on non-cancelable leases in effect at January 1, 2000, which have initial or remaining terms of more than one year, are as follows:

                       FISCAL YEAR              AMOUNT

                       2001                   $      674
                       2002                          656
                       2003                          464
                       2004                          461
                       2005                          397
                       Thereafter                    342
                                              ----------
                                              $    2,994
                                              ==========

     (B) LITIGATION AND ENVIRONMENTAL MATTERS

         The Company is party to a lawsuit that was litigated in China involving a Chinese joint venture, established by the Company's predecessor. Company management believes the lawsuit to be without merit. In addition, the Company is a party to other lawsuits that arose in the normal course of business. In the opinion of management, the final resolutions of these lawsuits are not expected to materially affect the financial condition or results of operations of the Company.

         In 1992, the Company's property in Ashburnham, Massachusetts was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners. In 1999, $2.0 million was disbursed from escrow for remediation of contamination; $1.0 million was spent and there is $1.0 million recorded in other accrued liabilities for existing remediation contracts entered into in 1999. In 2000 payments for remediation totaled $.9 million. Subsequent to year-end an additional $.2 million was disbursed from escrow for present and future liabilities. This was determined to be the final liability for which the escrow was established. The balance of the escrow account was distributed to prior owners. As of the end of February there is $.2 million remaining from the disbursements, which management believes will be sufficient to cover the upcoming environmental liabilities, although there can be no assurance that such amounts will be sufficient.

         A release of No. 2 fuel oil into the Nashua River at the Fitchburg, MA facility was reported to the Massachusetts Department of Environmental Protection in December of 2000. Remediation is underway and will take approximately three years at an estimated total cost of approximately $400, which was recorded in the current liability section on the accompanying balance sheet.

     (C) EMPLOYMENT CONTRACTS

         The Company also has employment agreements with key executive management. The agreements with the President/Chief Executive Officer and the Chief Financial Officer provide for twelve months' severance on termination by the Company at any time without cause and termination by the employee upon at least thirty (30) days' prior written notice. No severance is provided if the Company terminates for cause or if the employee terminates voluntarily. In addition, the Company has employment agreements with all vice presidents, providing for at least twelve months' written notice prior to termination by the Company without cause (thirty days with cause) and ninety (90) days' prior written notice by the employee.

(7) INCOME TAXES

    Components of income before income taxes are as follows (in thousands):

                                      YEAR            YEAR              YEAR
                                     ENDED           ENDED             ENDED
                                   JANUARY 2,      JANUARY 1,       DECEMBER 30,
                                      1999            2000              2000

                Domestic         $       852     $       566      $       382
                Foreign                1,469           2,086             (844)
                                 -----------     -----------      ------------

                        Total    $     2,321     $     2,652      $      (462)
                                 ===========     ===========      ============

       The provision for income taxes consists of the following components for the periods ended (in thousands):



                                                    YEAR ENDED
                                                 JANUARY 2, 1999
                                                 ---------------
                                       CURRENT       DEFERRED       TOTAL

          Domestic-
             Federal                $       154   $       186   $       340
             State                           80            14            94

          Foreign                           472            49           521
                                    -----------   -----------   -----------
                   Total            $       706   $       249   $       955
                                    ===========   ===========   ===========

                                                    YEAR ENDED
                                                 JANUARY 1, 2000
                                                 ---------------
                                       CURRENT       DEFERRED       TOTAL

          Domestic-
             Federal                $      (345)  $       677   $       332
             State                         (141)          220            79

          Foreign                           643           164           807
                                    -----------   -----------   -----------
                   Total            $       157   $     1,061   $     1,218
                                    ===========   ===========   ===========

                                                    YEAR ENDED
                                                 DECEMBER 30, 2000
                                                 -----------------
                                       CURRENT       DEFERRED       TOTAL

          Domestic-
             Federal                $       223   $        74   $       297
             State                          (11)           64            53

          Foreign                           809          (536)          273
                                    -----------   ------------  -----------
                   Total            $     1,021   $      (398)  $       623
                                    ===========   ============  ===========

An income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows (in thousands):

                                  YEAR               YEAR               YEAR
                                  ENDED              ENDED              ENDED
                               JANUARY 2,         JANUARY 1,        DECEMBER 30,
                                  1999               2000               2000

Provision (benefit) for
income taxes at the
federal statutory rate      $       789        $       902        $      (157)

State taxes, net of
federal
tax effect                           62                 52                 34

Goodwill amortization
not deductible
for tax purposes                    141                174                162

Foreign losses not
benefited                             0                  0                415

Foreign taxes                         6                 56                121

Other, net                          (43)                34                 48
                            ------------       -----------        -----------

Recorded provision          $       955        $     1,218        $       623
                            ===========        ===========        ===========

Deferred taxes are recorded based on the differences between the financial statement and tax bases of assets and liabilities. The tax effect of the temporary differences that give rise to a significant portion of deferred tax liabilities is as follows at January 1, 2000 and December 30, 2000 (in thousands):

                                                         1999           2000
            Tax assets-
             Net operating losses                      $  (260)       $ (1,185)
             Reserves and accruals not
               yet deductible for tax
                purposes                                  (890)           (788)
                  Valuation allowance                       260             675
                                                     ----------     -----------
                  Net deferred tax assets                 (890)         (1,298)

            Tax liabilities-
             Property-basis differences                   4,802           4,867
             Inventory-basis differences                  2,143           1,876
             Other current assets-basis differences         907             971
             Other                                        (126)              22
                                                     ----------     -----------
                   Total tax liabilities                  7,726           7,736
                                                    -----------     -----------
                   Net tax liabilities              $     6,836     $     6,438
                                                    ===========     ===========

Net deferred tax liabilities are included in the accompanying consolidated balance sheets in deferred income taxes and currently deferred income taxes. The valuation allowance has been provided for certain foreign net operating loss carryforwards as it is more likely than not that the related deferred tax asset for these carryforwards will not be realizable.

(8)    STOCK OPTION PLANS

       On July 25, 1995, the Board of Directors of the Company approved the Stock Incentive Plan (the "Plan") for key executives, management and employees. The Company has reserved 9,568 shares of the Company's common stock for issuance under the Plan. All stock options were exercised in July 1998 in conjunction with the issuance of the Notes. The buyout of stock options resulted in a pretax compensation charge of approximately $4,500 recorded in July 1998.

       In July 1998, the Company adopted the Amended and Restated 1998 Stock Incentive Plan pursuant to which key employees (including officers who are also directors of the Company) will be eligible for discretionary awards of stock options at the discretion of the Board of Directors. The terms and prices of options will be at the discretion of the Board. Key officers were granted options in July 1998 to purchase 573.58 shares of Common Stock at a price of $458.52 per share. Additional options were granted under this Plan to purchase 8,735 shares in 1999 and 1,300 shares in 2000.


       Stock option activity for the period December 27, 1997 through December 30, 2000 is summarized below:


                                                     TOTAL SHARES        WEIGHTED        RANGE OF FAIR
                                                                         AVERAGE        VALUE OF OPTIONS
                                                                         EXERCISE            GRANTED
                                                                           PRICE
          Outstanding, December 27, 1997               36,904.19           $333.52
            Granted                                       573.58            458.52      $  109.37
            Canceled                                    (200.00)            100.00
            Purchased                                (36,704.19)            334.79
                                                     -----------            ------

          Outstanding, January 2, 1999                    573.58           $458.52
            Granted                                     8,735.00            462.84      $ 97.50 - $131.92
            Canceled                                    (497.45)            463.38
                                                     -----------            ------

          Outstanding, January 1, 2000                  8,811.13           $462.53
            Granted                                     1,300.00           $458.52      $110.75 - $117.74
            Canceled                                    (100.00)           $467.32
                                                        --------           -------

          Outstanding, December 30, 2000               10,011.13           $461.96

          Options exercisable                           4,732.80           $463.37
                                                        ========          ========

       The Company has elected to account for its stock-based compensation plans under APB Opinion 25, as permitted by the Statement of Financial Accounting Standard No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION. No accounting recognition is given to stock options with exercise prices equal to fair value on the grant date until the options are exercised, at which time the proceeds are credited to the shareholders' equity accounts. For options with an exercise price less than fair value on the grant date, the amount that the fair value exceeds the exercise price is charged to compensation expense over the period the options vest. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been $63, $335 and $363 lower in the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                             1998      1999           2000
                                             -----------------------------------
             Risk-free interest rate         5.45%     4.68-6.09%     6.17-6.59%

             Expected life                   5 years   5 years        5 years
             Expected volatility             0%        0%             0%
             Expected dividend yield         0%        0%             0%


       In addition, in July 1998 the Company issued warrants to certain non-employee shareholders to purchase an aggregate of 4,377.81 shares of common stock at a price of $458.52 per share. Warrants for 2,180.93 shares were exercisable immediately. Warrants for 2,196.88 shares are exercisable only if the Company is either sold or closes an initial public offering of its common stock, and the warrant holders do not receive certain minimum returns on their investment in the Company's common stock.


(9)    SUPPLEMENTAL CASH FLOW DISCLOSURE

       Cash payments for interest and income taxes and certain noncash transactions were as follows for the following periods (in thousands):

                                                        YEAR               YEAR               YEAR
                                                        ENDED              ENDED              ENDED
                                                      JANUARY 2,         JANUARY 1,        DECEMBER 30,
                                                        1999               2000               2000
                                                        ----               ----               ----
          Interest paid                          $       3,393      $      10,456      $      10,574

          Income taxes paid (refunded)                   2,310                828                 (5)

          Liabilities assumed in acquisitions            5,273                  -                  -

(10)   OPERATING AND GEOGRAPHIC SEGMENT INFORMATION AND CONCENTRATION OF
       CREDIT RISK

The Company has identified its reportable operating business segment as industrial cutting tools and related machinery, based on how the business is strategically managed.

The Company's cutting tool business segment consists of metal (51% of 2000 net sales), wood (41%), and paper (8%) cutting products. The cutting tool business segment is managed as a single strategic unit which derives its revenues primarily from sales to privately owned distributors throughout the world.

No single customer accounts for 10% or more of consolidated net sales. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. The following information by geographic area is presented for 1998, 1999 and 2000.

         For the year ended January 2, 1999 (in thousands):


                                             Net Sales to
                                             Unaffiliated         Long-Lived
                                              Customers             Assets
                                           -----------------   -----------------
       Geographic areas:
         Domestic Operations                      $  85,720           $  27,435
         Canadian Operations                         16,038                 629
         German Operations                           14,789               3,960
         UK & Spanish Operations                     10,380               2,361
                                           -----------------   -----------------
       Consolidated Totals                          126,927              34,385

         For the year ended January 1, 2000 (in thousands):


                                             Net Sales to
                                             Unaffiliated         Long-Lived
                                              Customers             Assets
                                           -----------------   -----------------
       Geographic areas:
         Domestic Operations                      $  86,871           $  28,698
         Canadian Operations                         16,891                 661
         German Operations                           13,316               3,240
         UK & Spanish Operations                     11,047               1,240
                                           -----------------   -----------------
       Consolidated Totals                          128,125              33,839

       For the year ended December 30, 2000 (in thousands):


                                             Net Sales to
                                             Unaffiliated         Long-Lived
                                              Customers             Assets
                                           -----------------   -----------------
       Geographic areas:
         Domestic Operations                      $  86,177           $  29,597
         Canadian Operations                         17,001                 239
         German Operations                           13,256               2,847
         UK & Spanish Operations                     10,110                 472
                                           -----------------   -----------------

       Consolidated Totals                          126,544             33,155


(11) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS, AND NON-GUARANTORS

The Company's wholly-owned domestic subsidiaries guarantee, on a senior subordinated basis, the Notes, jointly and severally. The guarantor subsidiaries data below includes combining financial statements of Armstrong and Simonds Holding Company. The non-guarantor subsidiaries' data below includes combining financial statements of Wespa (German Operations), Simonds Industries Ltd. and Simonds UK Holding Ltd. (UK Operations), and Simonds Industries Inc. (Canadian Operations). Separate financial statements of the guarantor subsidiaries have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by all guarantors. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:



                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                               AS OF JANUARY 1, 2000
                                     ---------------------------------------------------------------------------
                                       PARENT       GUARANTOR      NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     ------------  -------------   ---------------------------------------------
      ASSETS
CURRENT ASSETS:
    Cash.......................           $7,159           $340            $884             -            $8,383
    Accounts receivable........            8,245          1,228           7,927             -            17,400
    Intercompany accounts
     receivable................            1,563          1,271           1,215         (4,049)              -
    Inventories:
      Raw materials............            2,999            183           1,785             -             4,967
      Work in progress.........            5,300            259             870             -             6,429
      Finished goods...........            5,926            629           8,984           (285)          15,254
    Other current assets.......            3,524             79             596             -             4,199
                                     ------------  -------------   -------------  --------------   -------------
         Total current assets..           34,716          3,989          22,261         (4,334)          56,632
                                     ------------  -------------   -------------  --------------   -------------
Net property, plant and
 equipment.....................           24,515          3,035           6,289             -            33,839
OTHER ASSETS:
    Investment in subsidiaries.           43,638          5,939          -             (49,577)          -
    Intercompany loan
     receivable................                -         25,420          -             (25,420)          -
    Other assets...............           19,288          3,843           4,685          -               27,816
                                     ------------  -------------   -------------  --------------   -------------
         Total assets..........         $122,157        $42,226         $33,235       $(79,331)        $118,287
                                     ============  =============   =============  ==============   =============

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES............          $15,275         $1,075          $8,922        $(3,922)         $21,350
LONG-TERM DEBT, net of current
  portion......................          100,000          -               2,523          -              102,523
INTERDIVISION LONG-TERM DEBT...           15,145          -              10,275        (25,420)          -
OTHER NONCURRENT
  LIABILITIES..................            3,982            638           2,039          -                6,659
SHAREHOLDERS' EQUITY (DEFICIT)          (12,245)         40,513           9,476        (49,989)        (12,245)
                                     ------------  -------------   -------------  --------------   -------------
  Total liabilities and
    shareholders' equity.......         $122,157        $42,226         $33,235       $(79,331)        $118,287
                                     ============  =============   =============  ==============   =============

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                    AS OF DECEMBER 30, 2000
                                          ----------------------------------------------------------------------------
                                             PARENT       GUARANTORS     NON-GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                          -------------  -------------   ---------------------------------------------
    ASSETS
CURRENTS ASSETS:
    Cash...............................         $7,397           $276          $1,240          -             $8,913
    Accounts receivable................          8,996            572           7,380          -             16,948
    Intercompany accounts receivable...          3,478          2,162           4,219         (9,859)        -

    Inventories:
      Raw Materials...................           3,295             43           1,583          -              4,921
      Work in progress................           5,376            436             919          -              6,731
      Finished goods..................           5,888            554           6,965           (190)        13,217
    Other current assets..............           3,909             81             401          -              4,391
                                          -------------  -------------   -------------  --------------  --------------
        Total current assets..........          38,339          4,124          22,707        (10,049)        55,121
                                          -------------  -------------   -------------  --------------  --------------
Net property, plant and equipment.....          24,600          2,745           5,810          -             33,155
OTHER ASSETS:
    Investment in subsidiaries........          40,428          4,860          -             (45,288)        -
    Intercompany loan receivable......          -              24,097             434        (24,531)        -
    Other assets......................          19,116          3,656           4,406          -             27,178
                                          -------------  -------------   -------------  --------------  --------------
        Total assets..................        $122,483        $39,482         $33,357       $(79,868)      $115,454
                                          =============  =============   =============  ==============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES...................         $19,004           $709         $14,730       $(10,813)       $23,630
LONG-TERM DEBT, net of current
    portion...........................         100,000          -              -                -           100,000
INTERDIVISION LONG-TERM
    DEBT..............................          15,145            434           8,952        (24,531)        -
OTHER NONCURRENT
    LIABILITIES.......................           3,667            638           1,890            962          7,157
SHAREHOLDERS' EQUITY (DEFICIT)                (15,333)         37,701           7,785        (45,486)        (15,333)
                                          -------------  -------------   -------------  --------------  --------------
    Total liabilities and
     shareholders' equity (deficit)...        $122,483        $39,482         $33,357       $(79,868)       $115,454
                                          =============  =============   =============  ==============  ==============

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                         TWELVE MONTHS ENDED JANUARY 2, 1999
                                                         --------------------------------------------------------------------
                                                           Parent       Guarantors   Non-guarantors Eliminations Consolidated
                                                         ------------  ------------  ------------  ------------  ------------
Net sales                                                    $89,019        $9,532       $43,662     ($15,286)      $126,927
Cost of goods sold                                            61,854         6,361        34,410      (15,244)        87,381
                                                         ------------  ------------  ------------  ------------  ------------
           Gross profit                                       27,165         3,171         9,252          (42)        39,546

Selling, general and administrative expense                   18,667         2,504         7,600         -            28,771
                                                         ------------  ------------  ------------  ------------  ------------
           Operating income                                    8,498           667         1,652          (42)        10,775
Other expenses (income):
  Interest expense                                             9,184           470         1,084       (2,699)         8,039
  Interest income                                              (120)       (2,426)         (292)         2,699         (139)
  Other, net                                                     636           126         (208)         -               554
  Equity in earnings of subsidiaries                         (2,176)         (657)         -             2,833         -
                                                         ------------  ------------  ------------  ------------  ------------
           Income before income taxes                            974         3,154         1,068       (2,875)         2,321

Provision (benefit) for income taxes                           (392)           936           411         -               955
                                                         ------------  ------------  ------------  ------------  ------------
           Income before
                extraordinary item                             1,366         2,218           657       (2,875)         1,366
Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                             (529)         -             -             -             (529)
                                                         ------------  ------------  ------------  ------------  ------------
           Net income                                           $837        $2,218          $657      ($2,875)          $837
                                                         ============  ============  ============  ============  ============


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                                    TWELVE MONTHS ENDED JANUARY 1, 2000
                                                    --------------------------------------------------------------------
                                                      Parent       Guarantors  Non-guarantors Eliminations  Consolidated
                                                    ------------  ------------  ------------  ------------  ------------
Net sales                                               $85,559       $10,746       $44,965     ($13,145)      $128,125
Cost of goods sold                                       60,838         6,834        34,555      (13,206)        89,021
                                                    ------------  ------------  ------------  ------------  ------------
           Gross profit                                  24,721         3,912        10,410            61        39,104
Selling, general and administrative expense              15,123         2,686         7,944             -        25,753
                                                    ------------  ------------  ------------  ------------  ------------
           Operating income                               9,598         1,226         2,466            61        13,351

Other expenses (income):
  Interest expense                                       12,271           432         1,349       (2,949)        11,103
  Interest income                                         (139)       (2,695)         (270)         2,949         (155)
  Other, net                                              (332)           145          (62)             -         (249)
  Equity in earnings of subsidiaries                    (2,980)         (871)             -         3,851            -
                                                    ------------  ------------  ------------  ------------  ------------
           Income before income taxes                       778         4,215         1,449       (3,790)         2,652
Provision (benefit) for income taxes                      (656)         1,296           578             -         1,218
                                                    ------------  ------------  ------------  ------------  ------------
           Net income                                    $1,434        $2,919          $871      ($3,790)        $1,434
                                                    ============  ============  ============  ============  ============

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                      TWELVE MONTHS ENDED DECEMBER 30, 2000
                                                       --------------------------------------------------------------------
                                                         Parent       Guarantors  Non-guarantors Eliminations  Consolidated
                                                       ------------  ------------  ------------  ------------  ------------
Net sales                                                  $87,849        $9,115       $44,838     ($15,258)      $126,544
Cost of goods sold                                          62,007         5,928        37,245      (15,353)        89,827
                                                       ------------  ------------  ------------  ------------  ------------
           Gross profit                                     25,842         3,187         7,593            95        36,717
Selling, general and administrative expense                 15,173         2,314         7,691         -            25,178
                                                       ------------  ------------  ------------  ------------  ------------
           Operating income (loss)                          10,669           873          (98)            95        11,539

Other expenses (income):
  Interest expense                                          12,467           390         1,504       (3,264)        11,097
  Interest income                                            (242)       (2,988)         (297)         3,264         (263)
  Other, net                                                   582           273           312         -             1,167
  Equity in earnings of subsidiaries                         (379)         1,644         -           (1,265)         -
                                                       ------------  ------------  ------------  ------------  ------------
           Income (loss) before income taxes                (1,759)         1,554       (1,617)         1,360         (462)

Provision (benefit) for income taxes                         (674)         1,270            27         -               623
                                                       ------------  ------------  ------------  ------------  ------------
           Income (loss) before
                extraordinary item                         (1,085)           284       (1,644)         1,360       (1,085)
Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $61                                            (136)         -             -             -             (136)
                                                       ------------  ------------  ------------  ------------  ------------
           Net income (loss)                              ($1,221)          $284      ($1,644)        $1,360      ($1,221)
                                                       ============  ============  ============  ============  ============


                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   TWELVE MONTHS ENDED JANUARY 2, 1999
                                                   --------------------------------------------------------------------
                                                     Parent        Guarantors  Non-Guarantors Eliminations Consolidated
                                                   ------------   -----------  ------------  ------------  ------------
Net cash provided by operating
  activities:                                           $3,726        $1,569        $2,622        $1,196        $9,113

Cash flows from investing activities:
  Proceeds from asset sales                                  4        -                 68        -                 72
  Purchase of equipment                                (3,899)         (168)         (281)        -            (4,348)
  Acquisitions                                         (5,471)       (5,471)       (5,471)        10,942       (5,471)
                                                   ------------   -----------  ------------  ------------  ------------
      Net cash (used in) investing activities          (9,366)       (5,639)       (5,684)        10,942       (9,747)

Cash flows from financing activities:
  Change in overdraft                                    (246)        -                146        -              (100)
  Net proceeds from revolving credit facility            7,065        -            (3,276)        -              3,789
  Proceeds from issuance of long-term
    debt - net of issuance cost                         95,420        -              2,643        -             98,063
  Principal payments of long-term debt                (56,684)        -            (1,067)        -           (57,751)
  Inter company loans                                   -              (641)         6,112       (5,471)        -
  Issuance of common stock                              18,833         6,722        -            (6,722)        18,833
  Purchase of treasury stock                              (65)        -             -             -               (65)
  Stock Redemption                                    (53,791)        -             -             -           (53,791)
  Dividends (paid) received                              3,685       (1,990)       (1,695)        -             -
                                                   ------------   -----------  ------------  ------------  ------------
  Net cash provided by financing activities             14,217         4,091         2,863      (12,193)         8,978

  Effect of Foreign Exchange                            -             -              (356)            55         (301)
                                                   ------------   -----------  ------------  ------------  ------------
Increase (decrease) in cash                              8,577            21         (555)        -              8,043

Cash at beginning of the period                             25           188         1,042        -              1,255
                                                   ------------   -----------  ------------  ------------  ------------
Cash at end of the period                               $8,602          $209          $487        -             $9,298
                                                   ============   ===========  ============  ============  ============


                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                    Twelve months ended January 1, 2000
                                                   --------------------------------------------------------------------
                                                        Parent     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                   ------------   -----------  ------------  ------------  ------------
Net cash provided by operating
  activities:                                           $1,317        $2,381          $246        $2,564        $6,508

Cash flows from investing activities:
  Proceeds from asset sales                                 30             -            23             -            53
  Purchase of equipment                                (2,724)         (777)         (863)             -       (4,364)
  Acquisitions                                         (1,573)             -             -             -       (1,573)
                                                   ------------   -----------  ------------  ------------  ------------
      Net cash (used in) investing activities          (4,267)         (777)         (840)             -       (5,884)

Cash flows from financing activities:
  Change in overdraft                                        -             -            41             -            41
  Net (uses) from revolving credit facility                  -             -        (1,292)            -        (1,292)
  Proceeds from issuance of long-term
   debt-net of issuance cost                                 -             -           161             -           161
  Principal payments of long-term debt                       -             -           (21)            -           (21)
  Intercompany loans                                         -       (2,257)         2,257             -             -
  Issuance of common stock                                   -         2,385             2       (2,387)             -
  Purchase of treasury stock                              (56)             -             -             -           (56)
  Stock Redemption                                           -             -             -             -             -
  Dividends (paid) received                              1,601       (1,601)             -             -
  Other                                                   (38)             -             -             -           (38)
                                                   ------------   -----------  ------------  ------------  ------------
  Net cash (used in) provided by
financing activities                                     1,507       (1,473)         1,148       (2,387)       (1,205)
  Effect of Foreign Exchange                                 -             -         (157)         (177)         (334)
                                                   ------------   -----------  ------------  ------------  ------------
Increase (decrease) in cash                            (1,443)           131           397             -         (915)

Cash at beginning of the period                          8,602           209           487             -         9,298
                                                   ------------   -----------  ------------  ------------  ------------
Cash at end of the period                               $7,159          $340          $884             -        $8,383
                                                   ============   ===========  ============  ============  ============


                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     TWELVE MONTHS ENDED DECEMBER 30, 2000
                                                       -------------------------------------------------------------------
                                                         Parent       Guarantors  Non-Guarantors Eliminations Consolidated
                                                       -----------   -----------  ------------  ------------  ------------
Net cash provided by operating
  activities:                                              $1,885        $1,344        $2,232          $636        $6,097

Cash flows from investing activities:
  Proceeds from asset sales                                   891            13           636        -              1,540
  Purchase of equipment                                   (3,430)          (84)         (571)        -            (4,085)
  Acquisitions                                              (908)        -             -             -              (908)
                                                       -----------   -----------  ------------  ------------  ------------
      Net cash (used in) investing activities             (3,447)          (71)            65        -            (3,453)

Cash flows from financing activities:
  Change in overdraft                                      -             -               (62)        -               (62)
  Net  proceeds from revolving credit facility             -             -                100        -                100
  Principal payments of long-term debt                     -             -              (128)        -              (128)
  Intercompany loans                                       -              1,757       (1,324)         (433)        -
  Issuance of common stock                                 -                278           131         (409)        -
  Purchase of treasury stock                                (995)        -             -             -              (995)
  Dividends (paid) received                                 2,951       (2,951)        -             -             -
  Other                                                     (182)        -             -             -              (182)
                                                       -----------   -----------  ------------  ------------  ------------
  Net cash provided by (used in)
financing activities                                        1,774         (916)       (1,283)         (842)       (1,267)
  Effect of Foreign Exchange                                   26         (421)         (658)           206         (847)
                                                       -----------   -----------  ------------  ------------  ------------
Increase (decrease) in cash                                   238          (64)           356        -                530

Cash at beginning of the period                             7,159           340           884        -              8,383
                                                       -----------   -----------  ------------  ------------  ------------
Cash at end of the period                                  $7,397          $276        $1,240        -             $8,913
                                                       ===========   ===========  ============  ============  ============


(12)   FOREIGN EXCHANGE CONTRACTS

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future cash flows, the Company enters into foreign currency forward contracts with a major bank from time to time. The majority of these contracts relate to intercompany accounts receivable, with specified minimum amounts of foreign currency to be sold on a monthly basis during the calendar year. A portion of the contracts entered into in 1999 did not qualify for hedge accounting and were marked to market at the end of each accounting period.

(13) SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes unaudited quarterly financial data for the years ended January 1, 2000, and December 30, 2000 (in thousands):


                                                      1999
                                            For the Quarters Ended
                             ---------------------------------------------------
                              April 3        July 3       Oct. 2    Jan. 1, 2000
                              -------        ------       ------    ------------

       Net Sales             $ 31,581      $ 31,741     $ 32,226     $ 32,577
       Gross Profit             9,742         9,930       10,001        9,431
       Net Income (loss)          317           410          780          (73)


                                                      2000
                                            For the Quarters Ended
                             ---------------------------------------------------
                              April 1        July 1      Sept. 30      Dec. 30
                              -------        ------      --------      -------

       Net Sales             $ 32,956      $ 32,382     $  30,569    $  30,637
       Gross Profit            10,365        10,080         7,996        8,276
       Net Income (loss)          514           470        (1,441)        (764)


(14) COMMON STOCK

The company has two classes of common stock outstanding: 68,435.10 shares of voting and 8,968.01 of nonvoting. Other than voting rights, all other terms of the common stock are the same.

(15) SUBSEQUENT PURCHASE OF ASSETS

On January 3, 2001 the Company agreed to purchase certain assets from Cooper Tools, Inc. for approximately $4,426. This is comprised of machinery and equipment valued at $3,400 and inventories valued at $1,026. $1,870 has been paid to date with and additional $1,530 due April 1, 2001 and $1,026 payable on December 31, 2001.

(16) SUBSEQUENT EVENT

On March 29, 2001, the New Senior Credit Facility was amended for fiscal year 2001. Under the amended New Senior Credit Facility the Company's cash flow coverage requires that the ratio of cash flow to fixed charges be greater than
1.0 to 1.0 for all fiscal quarters during 2001.

                                                                     SCHEDULE II

                             SIMONDS INDUSTRIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
             JANUARY 2, 1999, JANUARY 1, 2000, AND DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                           ADDITIONS       CURRENCY
                                  BEGINNING                    WRITE-         FROM        TRANSLATION       ENDING
                                   BALANCE     PROVISIONS         OFFS    ACQUISITIONS    ADJUSTMENTS      BALANCE
                                 ------------- ------------ ------------- ------------- ---------------- -------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS, CASH DISCOUNTS AND
CREDIT MEMOS
Year Ended January 2, 1999 (1)           $806       $1,155      $(1,089)          $126             $(6)          $992
Year Ended January 1, 2000 (1)           $992       $1,113      $(1,093)            $0            $(19)          $993
Year Ended December 30, 2000 (1)         $993       $1,131      $(1,194)            $0            $(21)          $909

ACCRUED REORGANIZATION

Year Ended January 2, 1999                 $0           $0            $0        $1,100               $0        $1,100
Year Ended January 1, 2000             $1,100           $0        $(370)            $0               $0          $730
Year Ended December 30, 2000             $730       $1,440      $(1,289)            $0               $0          $881


(1) Write-Offs includes credit memos, cash discounts and write-offs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Shareholders and Board of Directors of Simonds Industries Inc.:

We have audited the accompanying consolidated balance sheets of Simonds Industries Inc. (a Delaware corporation) and subsidiaries listed in Item 14 (a) of this Form 10-K as of December 30, 2000 and January 1, 2000, and the related statements of operations, shareholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simonds Industries Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 28, 2001 (except with respect to the matter discussed in Note 16, as to which date is March 29, 2001)

(b)      Reports on Form 8-K.

         None

(c)      Exhibits

 Exhibit
 Number                          Description
--------   ---------------------------------------------------------------------

2.1 Stockholder Agreement dated as of July 7, 1998 among the Company and its stockholders*
2.2 Stock Purchase Agreement dated August 1, 1997 among Simonds Holding Company, Inc., Armstrong Manufacturing Company and Frederic B. Andrianoff*
2.3 Share Purchase Agreement dated May 7, 1998 among Time Eclipse Limited, SI Holding Corporation and the shareholders of W. Notting Limited*
3.1        Amended and Restated Certificate of Incorporation of Simonds*
3.2        By-laws of Simonds*
3.3        Certificate of Incorporation of Armstrong Manufacturing Company*
4.1 Indenture dated as of July 7, 1998 among the Company, the Guarantors and the Trustee*
4.3 Credit Agreement dated as of July 2, 1998 among the Company, certain of its Subsidiaries and First Union National Bank*
4.4 Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.5        Promissory Notes of Simonds UK Holdings Ltd.*
10.1 Employment and Non-Competition Agreement between the Company and Ross George dated May 26, 1995, as amended July 7, 1998* and September 30, 1999.
10.2 Employment and Non-Competition Agreement between the Company and Joseph Sylvia dated May 26, 1995, as amended July 7, 1998*
10.4 Employment agreement between the Company and James Palmer dated March 31, 1995*
10.5 Employment agreement between the Company and Roland Richard dated May 7, 1992*
10.7 Employment Agreement dated March 31, 1998 between the Company and Ronald Owens*
10.8       Simonds Industries Inc. Amended and Restated 1998 Stock Incentive
           Plan*
10.9 Escrow Agreement dated May 26 1995 among SI Holding Corporation, the Company, Charles W. Doulton, the Massachusetts Capital Resource Company, the shareholders of Simonds Industries, Inc., the option holders of the Company and Fleet Bank of Massachusetts, N.A.*
10.10      Labor Agreement dated May 5, 1997 between the Company and Local
           No. 7896 of the United Steel Workers of America*
10.11 Agreement dated April 6, 1998 between the Company and Local 2737-16 of the United Steelworkers of America, AFL-CIO*
10.12 Agreement dated April 6, 1998 between the Company and Local 2737-17 of the United Steelworkers of America, AFL-CIO*
10.14 Employment and Non-Competition Agreement between the Company and Raymond Martino dated August 12, 1999**
12.1       Statement regarding computation of ratios
21.1       Subsidiaries

---------------
* The exhibits of the Company's Registration Statement on Form S-4, File No. 333-62795.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.


                                        Simonds Industries Inc.


                                        By:
                                           ----------------------
                                           Raymond Martino
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.


            Signatures                                          Title
            ----------                                          -----



_______________________________________      President, Chief Executive Officer,
            Raymond Martino                  Director and Chairman of the Board


_______________________________________      CFO
           Henry Botticello


_______________________________________      Director
              Ross George


_______________________________________      Director
              Habib Gorgi